Form 10-Q
period 2021-03-31
APA Corp
filed 2021-05-07
CIK 1841666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number: 1-40144
APA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	86-1430562
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Post Oak Central, 2000 Post Oak Boulevard, Suite 100, Houston, Texas 77056-4400
(Address of principal executive offices) (Zip Code)
(713) 296-6000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.625 par value	APA	Nasdaq Global Select Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of registrant’s common stock outstanding as of April 30, 2021	377,972,835

FORWARD-LOOKING STATEMENTS AND RISKS
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected revenues, projected costs, and plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on the Company’s examination of historical operating trends, the information that was used to prepare its estimate of proved reserves as of December 31, 2020, and other data in the Company’s possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” “continue,” “seek,” “guidance,” “might,” “outlook,” “possibly,” “potential,” “prospect,” “should,” “would,” or similar terminology, but the absence of these words does not mean that a statement is not forward looking. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable under the circumstances, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, its assumptions about:

•the scope, duration, and reoccurrence of any epidemics or pandemics (including, specifically, the coronavirus disease 2019 (COVID-19) pandemic) and the actions taken by third parties, including, but not limited to, governmental authorities, customers, contractors, and suppliers, in response to such epidemics or pandemics;
•the availability and effectiveness of vaccine programs and therapeutics related to the treatment of COVID-19;
•the market prices of oil, natural gas, natural gas liquids (NGLs), and other products or services;
•the Company’s commodity hedging arrangements;
•the supply and demand for oil, natural gas, NGLs, and other products or services;
•production and reserve levels;
•drilling risks;
•economic and competitive conditions;
•the availability of capital resources;
•capital expenditures and other contractual obligations;
•currency exchange rates;
•weather conditions;
•inflation rates;
•the availability of goods and services;
•legislative, regulatory, or policy changes, including initiatives addressing the impact of global climate change or further regulating hydraulic fracturing, methane emissions, flaring, or water disposal;
•the Company’s performance on environmental, social, and governance measures;
•terrorism or cyberattacks;
•the occurrence of property acquisitions or divestitures;
•the integration of acquisitions;
•the Company’s ability to access the capital markets;
•market-related risks, such as general credit, liquidity, and interest-rate risks;
•the Company’s expectations with respect to the new operating structure implemented pursuant to the Holding Company Reorganization (as defined in the Notes to the Company’s Consolidated Financial Statements set forth in Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q) and the associated disclosure implications;

•other factors disclosed under Items 1 and 2—Business and Properties—Estimated Proved Reserves and Future Net Cash Flows, Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A—Quantitative and Qualitative Disclosures About Market Risk and elsewhere in the Annual Report on Form 10-K of Apache Corporation, the Company’s predecessor registrant, for the fiscal year ended December 31, 2020;
•other risks and uncertainties disclosed in the Company’s first-quarter 2021 earnings release;
•other factors disclosed under Part II, Item 1A—Risk Factors of this Quarterly Report on Form 10-Q; and
•other factors disclosed in the other filings that the Company makes with the Securities and Exchange Commission.
Other factors or events that could cause the Company’s actual results to differ materially from the Company’s expectations may emerge from time to time, and it is not possible for the Company to predict all such factors or events. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by the cautionary statements. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, the Company disclaims any obligation to update or revise these statements, whether based on changes in internal estimates or expectations, new information, future developments, or otherwise.

DEFINITIONS
All defined terms under Rule 4-10(a) of Regulation S-X shall have their statutorily prescribed meanings when used in this Quarterly Report on Form 10-Q. As used herein:
“3-D” means three-dimensional.
“4-D” means four-dimensional.
“b/d” means barrels of oil or natural gas liquids per day.
“bbl” or “bbls” means barrel or barrels of oil or natural gas liquids.
“bcf” means billion cubic feet of natural gas.
“bcf/d” means one bcf per day.
“boe” means barrel of oil equivalent, determined by using the ratio of one barrel of oil or NGLs to six Mcf of gas.
“boe/d” means boe per day.
“Btu” means a British thermal unit, a measure of heating value.
“Liquids” means oil and natural gas liquids.
“LNG” means liquefied natural gas.
“Mb/d” means Mbbls per day.
“Mbbls” means thousand barrels of oil or natural gas liquids.
“Mboe” means thousand boe.
“Mboe/d” means Mboe per day.
“Mcf” means thousand cubic feet of natural gas.
“Mcf/d” means Mcf per day.
“MMbbls” means million barrels of oil or natural gas liquids.
“MMboe” means million boe.
“MMBtu” means million Btu.
“MMBtu/d” means MMBtu per day.
“MMcf” means million cubic feet of natural gas.
“MMcf/d” means MMcf per day.
“NGL” or “NGLs” means natural gas liquids, which are expressed in barrels.
“NYMEX” means New York Mercantile Exchange.
“oil” includes crude oil and condensate.
“PUD” means proved undeveloped.
“SEC” means United States Securities and Exchange Commission.
“Tcf” means trillion cubic feet of natural gas.
“U.K.” means United Kingdom.
“U.S.” means United States.
With respect to information relating to our working interest in wells or acreage, “net” oil and gas wells or acreage is determined by multiplying gross wells or acreage by our working interest therein. Unless otherwise specified, all references to wells and acres are gross.
References to “APA,” the “Company,” “we,” “us,” and “our” refer to APA Corporation and its consolidated subsidiaries, including Apache Corporation, unless otherwise specifically stated. References to “Apache” refer to Apache Corporation, the Company’s wholly-owned subsidiary, and its consolidated subsidiaries, unless otherwise specifically stated.

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter Ended March 31,
	2021	2020
	(In millions, except share data)
REVENUES AND OTHER:
Oil, natural gas, and natural gas liquids production revenues	$1,431	$1,236
Purchased oil and gas sales	440	108
Total revenues	1,871	1,344
Derivative instrument gains (losses), net	158	(103)
Gain on divestitures, net	2	25
Other, net	61	13
	2,092	1,279
OPERATING EXPENSES:
Lease operating expenses	264	335
Gathering, processing, and transmission	58	71
Purchased oil and gas costs	494	86
Taxes other than income	44	33
Exploration	49	57
General and administrative	83	68
Transaction, reorganization, and separation	—	27
Depreciation, depletion, and amortization	342	566
Asset retirement obligation accretion	28	27
Impairments	—	4,472
Financing costs, net	110	103
	1,472	5,845
NET INCOME (LOSS) BEFORE INCOME TAXES	620	(4,566)
Current income tax provision	149	89
Deferred income tax provision (benefit)	21	(33)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	450	(4,622)
Net income (loss) attributable to noncontrolling interest - Egypt	42	(151)
Net income (loss) attributable to noncontrolling interest - Altus	1	(9)
Net income attributable to Altus Preferred Unit limited partners	19	18
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$388	$(4,480)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$1.02	$(11.86)
Diluted	$1.02	$(11.86)
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	378	378
Diluted	379	378
The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Quarter Ended March 31,
	2021	2020
	(In millions)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	$450	$(4,622)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Share of equity method interests other comprehensive income (loss)	1	(1)
COMPREHENSIVE INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	451	(4,623)
Comprehensive income (loss) attributable to noncontrolling interest - Egypt	42	(151)
Comprehensive income (loss) attributable to noncontrolling interest - Altus	1	(9)
Comprehensive income attributable to Altus Preferred Unit limited partners	19	18
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$389	$(4,481)
The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) including noncontrolling interests	$450	$(4,622)
Adjustments to reconcile net loss to net cash provided by operating activities:
Unrealized derivative instrument losses (gains), net	(10)	103
Gain on divestitures, net	(2)	(25)
Exploratory dry hole expense and unproved leasehold impairments	37	43
Depreciation, depletion, and amortization	342	566
Asset retirement obligation accretion	28	27
Impairments	—	4,472
Provision for (benefit from) deferred income taxes	21	(33)
Other	(20)	(8)
Changes in operating assets and liabilities:
Receivables	(168)	221
Inventories	(3)	30
Drilling advances and other current assets	10	(26)
Deferred charges and other long-term assets	(10)	(7)
Accounts payable	75	(80)
Accrued expenses	(66)	(173)
Deferred credits and noncurrent liabilities	(13)	14
NET CASH PROVIDED BY OPERATING ACTIVITIES	671	502
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to upstream oil and gas property	(253)	(511)
Additions to Altus gathering, processing, and transmission (GPT) facilities	(1)	(19)
Leasehold and property acquisitions	(2)	(1)
Contributions to Altus equity method interests	(21)	(83)
Proceeds from sale of oil and gas properties	3	126
Other, net	7	(21)
NET CASH USED IN INVESTING ACTIVITIES	(267)	(509)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments on) Apache credit facility, net	(85)	250
Proceeds from Altus credit facility, net	33	72
Payments on Apache fixed-rate debt	(6)	—
Distributions to noncontrolling interest - Egypt	(40)	(32)
Distributions to Altus Preferred Unit limited partners	(11)	—
Dividends paid	(9)	(94)
Other	(10)	(8)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(128)	188

NET INCREASE IN CASH AND CASH EQUIVALENTS	276	181
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	262	247
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$538	$428

SUPPLEMENTARY CASH FLOW DATA:
Interest paid, net of capitalized interest	$113	$126
Income taxes paid, net of refunds	124	98
The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2021	December 31, 2020
	(In millions, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($51 and $24 related to Altus VIE)	$538	$262
Receivables, net of allowance of $98 and $95	1,071	908
Other current assets (Note 5) ($12 and $5 related to Altus VIE)	736	676
	2,345	1,846
PROPERTY AND EQUIPMENT:
Oil and gas properties	42,054	41,819
Gathering, processing, and transmission facilities ($206 and $206 related to Altus VIE)	671	670
Other ($3 and $3 related to Altus VIE)	1,139	1,140
Less: Accumulated depreciation, depletion, and amortization ($16 and $13 related to Altus VIE)	(35,146)	(34,810)
	8,718	8,819
OTHER ASSETS:
Equity method interests (Note 6) ($1,567 and $1,555 related to Altus VIE)	1,567	1,555
Deferred charges and other ($6 and $5 related to Altus VIE)	497	526
	$13,127	$12,746

LIABILITIES, NONCONTROLLING INTEREST, AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$524	$444
Current debt	2	2
Other current liabilities (Note 7) ($8 and $4 related to Altus VIE)	812	862
	1,338	1,308
LONG-TERM DEBT (Note 9) ($657 and $624 related to Altus VIE)	8,713	8,770
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	237	215
Asset retirement obligation (Note 8) ($65 and $64 related to Altus VIE)	1,914	1,888
Other ($161 and $144 related to Altus VIE)	581	602
	2,732	2,705
REDEEMABLE NONCONTROLLING INTEREST - ALTUS PREFERRED UNIT LIMITED PARTNERS (Note 12)	605	608
EQUITY (DEFICIT):
Common stock, $0.625 par, 860,000,000 shares authorized, 418,917,594 and 418,429,375 shares issued, respectively	262	262
Paid-in capital	11,727	11,735
Accumulated deficit	(10,073)	(10,461)
Treasury stock, at cost, 40,944,759 and 40,946,745 shares, respectively	(3,189)	(3,189)
Accumulated other comprehensive income	15	14
APA SHAREHOLDERS’ DEFICIT	(1,258)	(1,639)
Noncontrolling interest - Egypt	927	925
Noncontrolling interest - Altus	70	69
TOTAL DEFICIT	(261)	(645)
	$13,127	$12,746
The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY (DEFICIT) AND NONCONTROLLING INTEREST
(Unaudited)

	Redeemable Noncontrolling Interest - Altus Preferred Unit Limited Partners	Common Stock	Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	APA SHAREHOLDERS’ EQUITY (DEFICIT)	Noncontrolling Interests	TOTAL EQUITY (DEFICIT)
		(In millions)
For the Quarter Ended March 31, 2020
Balance at December 31, 2019	$555	$261	$11,769	$(5,601)	$(3,190)	$16	$3,255	$1,210	$4,465
Net loss attributable to common stock	—	—	—	(4,480)	—	—	(4,480)	—	(4,480)
Net loss attributable to noncontrolling interest - Egypt	—	—	—	—	—	—	—	(151)	(151)
Net loss attributable to noncontrolling interest - Altus	—	—	—	—	—	—	—	(9)	(9)
Net income attributable to Altus Preferred Unit holders	18	—	—	—	—	—	—	—	—
Distributions to noncontrolling interest - Egypt	—	—	—	—	—	—	—	(32)	(32)
Common dividends ($0.025 per share)	—	—	(10)	—	—	—	(10)	—	(10)
Other	—	1	(12)	—	1	(1)	(11)	—	(11)
Balance at March 31, 2020	$573	$262	$11,747	$(10,081)	$(3,189)	$15	$(1,246)	$1,018	$(228)

For the Quarter Ended March 31, 2021
Balance at December 31, 2020	$608	$262	$11,735	$(10,461)	$(3,189)	$14	$(1,639)	$994	$(645)
Net income attributable to common stock	—	—	—	388	—	—	388	—	388
Net income attributable to noncontrolling interest - Egypt	—	—	—	—	—	—	—	42	42
Net income attributable to noncontrolling interest - Altus	—	—	—	—	—	—	—	1	1
Net income attributable to Altus Preferred Unit limited partners	19	—	—	—	—	—	—	—	—
Distributions payable to Altus Preferred Unit limited partners	(11)	—	—	—	—	—	—	—	—
Distributions paid to Altus Preferred Unit limited partners	(11)	—	—	—	—	—	—	—	—
Distributions to noncontrolling interest - Egypt	—	—	—	—	—	—	—	(40)	(40)
Common dividends ($0.025 per share)	—	—	(9)	—	—	—	(9)	—	(9)
Other	—	—	1	—	—	1	2	—	2
Balance at March 31, 2021	$605	$262	$11,727	$(10,073)	$(3,189)	$15	$(1,258)	$997	$(261)
The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
These consolidated financial statements have been prepared by APA Corporation (APA or the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods, on a basis consistent with the annual audited financial statements, with the exception of recently adopted accounting pronouncements discussed below. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. This Quarterly Report on Form 10-Q should be read along with the Annual Report on Form 10-K of Apache Corporation, the Company’s predecessor registrant, for the fiscal year ended December 31, 2020, which contains a summary of the Company’s significant accounting policies and other disclosures.
On January 4, 2021, Apache Corporation announced plans to implement a holding company reorganization (the Holding Company Reorganization), which was thereafter completed on March 1, 2021. In connection with the Holding Company Reorganization, Apache Corporation became a direct, wholly-owned subsidiary of APA Corporation, and all of Apache Corporation’s outstanding shares were automatically converted into equivalent corresponding shares of APA. Pursuant to the Holding Company Reorganization, APA became the successor issuer to Apache Corporation pursuant to Rule 12g-3(a) under the Exchange Act and replaced Apache Corporation as the public company trading on the Nasdaq Global Select Market under the ticker symbol “APA.” The holding company structure modernized the Company’s operating and legal structure to more closely align with its growing international presence, making it more consistent with other companies that have subsidiaries operating around the globe.
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of March 31, 2021, the Company's significant accounting policies are consistent with those discussed in Note 1—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in Apache Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The Company’s financial statements for prior periods include reclassifications that were made to conform to the current-year presentation.
Principles of Consolidation
The implementation of the Holding Company Reorganization was accounted for as a merger under common control. APA recognized the assets and liabilities of Apache at carryover basis. The consolidated financial statements of APA present comparative information for prior years on a combined basis, as if both APA and Apache were under common control for all periods presented.
The accompanying consolidated financial statements include the accounts of APA and its subsidiaries after elimination of intercompany balances and transactions. The Company’s undivided interests in oil and gas exploration and production ventures and partnerships are proportionately consolidated.
The Company consolidates all other investments in which, either through direct or indirect ownership, it has more than a 50 percent voting interest or controls the financial and operating decisions. Noncontrolling interests represent third-party ownership in the net assets of a consolidated subsidiary of APA and are reflected separately in the Company’s financial statements.
Sinopec International Petroleum Exploration and Production Corporation (Sinopec) owns a one-third minority participation in the Company’s Egypt oil and gas business as a noncontrolling interest, which is reflected as a separate noncontrolling interest component of equity in the Company’s consolidated balance sheet. Additionally, third-party investors own a minority interest of approximately 21 percent of Altus Midstream Company (ALTM), which is reflected as a separate noncontrolling interest component of equity in the Company’s consolidated balance sheet. ALTM qualifies as a variable interest entity under GAAP, for which APA consolidates because a wholly-owned subsidiary of APA has a controlling financial interest and was determined to be the primary beneficiary.

Investments in which the Company has significant influence, but not control, are accounted for under the equity method of accounting. These investments are recorded separately as “Equity method interests” in the Company’s consolidated balance sheet. The Company’s proportionate share of the results of operations generated by the equity method interests are recorded as a component of “Other, net” under “Revenues and Other” in the Company’s statement of consolidated operations. Refer to Note 6—Equity Method Interests for further detail.
Use of Estimates
Preparation of financial statements in conformity with GAAP and disclosure of contingent assets and liabilities require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. The Company evaluates its estimates and assumptions on a regular basis. Actual results may differ from these estimates and assumptions used in preparation of the Company’s financial statements and changes in these estimates are recorded when known.
Significant estimates with regard to these financial statements include the estimates of fair value for long-lived assets (refer to “Fair Value Measurements” and “Property and Equipment” sections in this Note 1 below), the fair value determination of acquired assets and liabilities (refer to Note 2—Acquisitions and Divestitures), the assessment of asset retirement obligations (refer to Note 8—Asset Retirement Obligation), the estimate of income taxes (refer to Note 10—Income Taxes), and the estimate of proved oil and gas reserves and related present value estimates of future net cash flows therefrom.
Fair Value Measurements
Certain assets and liabilities are reported at fair value on a recurring basis in the Company’s consolidated balance sheet. The Company determines fair value measurements in accordance with Accounting Standards Codification (ASC) 820-10-35, “Fair Value Measurement” (ASC 820), which provides a hierarchy that prioritizes and defines the types of inputs used to base fair value measurements. The fair value hierarchy gives the highest priority to Level 1 inputs, which consist of unadjusted quoted prices for identical instruments in active markets. Level 2 inputs consist of quoted prices for similar instruments. Level 3 valuations are derived from inputs that are significant and unobservable; hence, these valuations have the lowest priority.
The valuation techniques that may be used to measure fair value include a market approach, an income approach, and a cost approach. A market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. An income approach uses valuation techniques to convert future amounts to a single present amount based on current market expectations, including present value techniques, option-pricing models, and the excess earnings method. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).
Refer to Note 4—Derivative Instruments and Hedging Activities, Note 9—Debt and Financing Costs, and Note 12—Redeemable Noncontrolling Interest - Altus for further detail regarding the Company’s fair value measurements recorded on a recurring basis.
Fair value measurements are recorded on a nonrecurring basis when certain qualitative assessments of the Company’s assets indicate potential impairment. Asset impairments recorded in connection with fair value assessments were as follows:

	For the Quarter Ended March 31,
	2021	2020
	(In millions)
Oil and gas proved property	$—	$4,299
Gathering, processing, and transmission facilities	—	68
Goodwill	—	87
Inventory and other	—	18
Total Impairments	$—	$4,472
During the first quarter of 2021, the Company recorded no asset impairments in connection with fair value assessments.

During the first quarter of 2020, the Company recorded asset impairments totaling $4.5 billion in connection with fair value assessments. Given the crude oil price collapse on lower demand and economic activity resulting from the coronavirus disease 2019 (COVID-19) global pandemic and related governmental actions, the Company assessed its oil and gas property and gathering, processing, and transmission (GPT) facilities for impairment based on the net book value of its assets as of March 31, 2020. The Company recognized proved property impairments totaling $3.9 billion, $354 million, and $7 million in the U.S., Egypt, and North Sea, respectively, to reduce the carrying value of its oil and gas properties to the estimated fair values as a result of lower forecasted commodity prices, changes to planned development activity, and increasing market uncertainty. Impairments totaling $68 million were similarly recorded for GPT facilities in Egypt. These impairments are discussed in further detail below in “Property and Equipment - Oil and Gas Property” and “Property and Equipment - Gathering, Processing, and Transmission Facilities.”
During the first quarter of 2020, the Company also recognized impairments of $13 million for the early termination of drilling rig leases and $5 million for inventory revaluations, both in the U.S.
During the first quarter of 2020, the Company performed an interim impairment analysis of the goodwill related to its Egypt reporting segment. Reductions in the estimated net present value of expected future cash flows from oil and gas properties resulted in fair values below the carrying values of the Company’s Egypt reporting unit. As a result of these assessments, the Company recognized non-cash impairments of the entire amount of recorded goodwill in the Egypt reporting unit of $87 million.
Property and Equipment
The carrying value of the Company’s property and equipment represents the cost incurred to acquire the property and equipment, including capitalized interest, net of any impairments. For business combinations, property and equipment cost is based on the fair values at the acquisition date.
Oil and Gas Property
The Company follows the successful efforts method of accounting for its oil and gas property. Under this method of accounting, exploration costs, such as exploratory geological and geophysical costs, delay rentals, and exploration overhead, are expensed as incurred. All costs related to production, general corporate overhead, and similar activities are expensed as incurred. If an exploratory well provides evidence to justify potential development of reserves, drilling costs associated with the well are initially capitalized, or suspended, pending a determination as to whether a commercially sufficient quantity of proved reserves can be attributed to the area as a result of drilling. This determination may take longer than one year in certain areas depending on, among other things, the amount of hydrocarbons discovered, the outcome of planned geological and engineering studies, the need for additional appraisal drilling activities to determine whether the discovery is sufficient to support an economic development plan, and government sanctioning of development activities in certain international locations. At the end of each quarter, management reviews the status of all suspended exploratory well costs in light of ongoing exploration activities; in particular, whether the Company is making sufficient progress in its ongoing exploration and appraisal efforts or, in the case of discoveries requiring government sanctioning, whether development negotiations are underway and proceeding as planned. If management determines that future appraisal drilling or development activities are unlikely to occur, associated suspended exploratory well costs are expensed.
Acquisition costs of unproved properties are assessed for impairment at least annually and are transferred to proved oil and gas properties to the extent the costs are associated with successful exploration activities. Significant undeveloped leases are assessed individually for impairment based on the Company’s current exploration plans. Unproved oil and gas properties with individually insignificant lease acquisition costs are amortized on a group basis over the average lease term at rates that provide for full amortization of unsuccessful leases upon lease expiration or abandonment. Costs of expired or abandoned leases are charged to exploration expense, while costs of productive leases are transferred to proved oil and gas properties. Costs of maintaining and retaining unproved properties, as well as amortization of individually insignificant leases and impairment of unsuccessful leases, are included in exploration costs in the statement of consolidated operations.
Costs to develop proved reserves, including the costs of all development wells and related equipment used in the production of crude oil and natural gas, are capitalized. Depreciation of the cost of proved oil and gas properties is calculated using the unit-of-production (UOP) method. The UOP calculation multiplies the percentage of estimated proved reserves produced each quarter by the carrying value of associated proved oil and gas properties. The reserve base used to calculate depreciation for leasehold acquisition costs and the cost to acquire proved properties is the sum of proved developed reserves and proved undeveloped reserves. The reserve base used to calculate the depreciation for capitalized well costs is the sum of proved developed reserves only. Estimated future dismantlement, restoration and abandonment costs, net of salvage values, are included in the depreciable cost.

Oil and gas properties are grouped for depreciation in accordance with ASC 932 “Extractive Activities—Oil and Gas.” The basis for grouping is a reasonable aggregation of properties with a common geological structural feature or stratigraphic condition, such as a reservoir or field.
When circumstances indicate that the carrying value of proved oil and gas properties may not be recoverable, the Company compares unamortized capitalized costs to the expected undiscounted pre-tax future cash flows for the associated assets grouped at the lowest level for which identifiable cash flows are independent of cash flows of other assets. If the expected undiscounted pre-tax future cash flows, based on the Company’s estimate of future crude oil and natural gas prices, operating costs, anticipated production from proved reserves and other relevant data, are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value. Fair value is generally estimated using the income approach described in ASC 820. The expected future cash flows used for impairment reviews and related fair value calculations are typically based on judgmental assessments, a Level 3 fair value measurement.
The significant decline in crude oil and natural gas prices, as well as longer-term commodity price outlooks, related to reduced demand for oil and natural gas as a result of the COVID-19 pandemic and related governmental actions indicated possible impairment of the Company’s proved and unproved oil and gas properties in early 2020. In addition to estimating risk-adjusted reserves and future production volumes, estimated future commodity prices are the largest driver in variability of undiscounted pre-tax cash flows. Expected cash flows were estimated based on management’s views of published West Texas Intermediate (WTI), Brent, and Henry Hub forward pricing as of the balance sheet dates. Other significant assumptions and inputs used to calculate estimated future cash flows include estimates for future development activity, exploration plans and remaining lease terms. A 10 percent discount rate, based on a market-based weighted-average cost of capital estimate, was applied to the undiscounted cash flow estimate to value all of the Company’s asset groups that were subject to impairment charges in the first quarter of 2020.
The following table represents non-cash impairment charges of the carrying value of the Company’s proved and unproved properties:

	For the Quarter Ended March 31,
	2021	2020
	(In millions)
Proved Properties:
U.S.	$—	$3,938
Egypt	—	354
North Sea	—	7
Total proved properties	$—	$4,299

Unproved Properties:
U.S.	$16	$17
Egypt	2	2
Total unproved properties	$18	$19
Proved properties impaired during the first quarter of 2020 had an aggregate fair value of $1.9 billion as of March 31, 2020.
Unproved leasehold impairments are typically recorded as a component of “Exploration” expense in the Company’s statement of consolidated operations. Gains and losses on divestitures of the Company’s oil and gas properties are recognized in the statement of consolidated operations upon closing of the transaction. Refer to Note 2—Acquisitions and Divestitures for more detail.
Gathering, Processing, and Transmission Facilities
GPT facilities totaled $671 million and $670 million at March 31, 2021 and December 31, 2020, respectively, with accumulated depreciation for these assets totaling $342 million and $323 million for the respective periods. GPT facilities are depreciated on a straight-line basis over the estimated useful lives of the assets. The estimation of useful life takes into consideration anticipated production lives from the fields serviced by the GPT assets, whether APA-operated or third party-operated, as well as potential development plans by the Company for undeveloped acreage within, or close to, those fields.

The Company assesses the carrying amount of its GPT facilities whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying amount of these facilities is more than the sum of the undiscounted cash flows, an impairment loss is recognized for the excess of the carrying value over its fair value.
The Company assessed its long-lived infrastructure assets for impairment at March 31, 2020, and recorded an impairment of $68 million on its GPT facilities in Egypt during the first quarter of 2020. The fair values of the impaired assets, which were determined to be $46 million, were estimated using the income approach, which considers internal estimates based on future throughput volumes from applicable development concessions in Egypt and estimated costs to operate. These assumptions were applied based on throughput assumptions developed in relation to the oil and gas proved property impairment assessment, as discussed above, to develop future cash flow projections that were then discounted to estimated fair value, using a 10 percent discount rate, based on a market-based weighted-average cost of capital estimate. The Company has classified these non-recurring fair value measurements as Level 3 in the fair value hierarchy.
Revenue Recognition
There have been no significant changes to the Company’s contracts with customers during the three months ended March 31, 2021 and 2020.
Payments under all contracts with customers are typically due and received within a short-term period of one year or less after physical delivery of the product or service has been rendered. Receivables from contracts with customers, net of allowance for credit losses, totaled $957 million and $670 million as of March 31, 2021 and December 31, 2020, respectively.
Oil and gas production revenues from non-customers were $106 million and $48 million during the first quarter of 2021 and 2020, respectively, and represent income taxes paid to the Arab Republic of Egypt by Egyptian General Petroleum Corporation on behalf of the Company. Revenue and associated expenses related to such tax volumes are recorded as “Oil, natural gas, and natural gas liquids production revenues” and “Current income tax provision,” respectively, in the Company’s statement of consolidated operations. Refer to Note 14—Business Segment Information for a disaggregation of revenue by product and reporting segment.
In accordance with the provisions of ASC 606, “Revenue from Contracts with Customers,” variable market prices for each short-term commodity sale are allocated entirely to each performance obligation as the terms of payment relate specifically to the Company’s efforts to satisfy its obligations. As such, the Company has elected the practical expedients available under the standard to not disclose the aggregate transaction price allocated to unsatisfied, or partially unsatisfied, performance obligations as of the end of the reporting period.
Transaction, Reorganization, and Separation (TRS)
In recent years, the Company streamlined its portfolio through strategic divestitures and centralized certain operational activities in an effort to capture greater efficiencies and cost savings through shared services. In light of the continued streamlining of the Company’s asset portfolio through divestitures and strategic transactions, in late 2019 management initiated a comprehensive redesign of the Company’s organizational structure and operations. Efforts related to this reorganization were substantially completed during 2020. The Company incurred and paid a cumulative total of $79 million of reorganization costs through December 31, 2020.
The Company recorded $27 million of TRS costs during the first quarter of 2020. TRS costs incurred in the first three months of 2020 related to $25 million of separation costs associated with the reorganization and $2 million for transaction consulting fees.
2.    ACQUISITIONS AND DIVESTITURES
2021 Activity
During the first quarter of 2021, the Company completed leasehold and property acquisitions, primarily in the Permian Basin, for total cash consideration of $2 million. The Company also completed the sale of certain non-core assets and leasehold, primarily in the Permian Basin, in multiple transactions for total cash proceeds of $3 million. The Company recognized a gain of approximately $2 million upon closing of these transactions during the first quarter of 2021.

2020 Activity
During the first quarter of 2020, the Company completed leasehold and property acquisitions, primarily in the Permian Basin, for total cash consideration of $1 million. The Company also completed the sale of certain non-core assets and leasehold, primarily in the Permian Basin, in multiple transactions for total cash proceeds of $45 million. The Company recognized a gain of approximately $6 million upon closing of these transactions during the first quarter of 2020.
Suriname Joint Venture Agreement
In December 2019, the Company entered into a joint venture agreement with Total S.A. to explore and develop Block 58 offshore Suriname. Under the terms of the agreement, the Company and Total S.A. each hold a 50 percent working interest in Block 58. Pursuant to the agreement, the Company operated the drilling of the first four wells, the Maka Central-1, Sapakara West-1, Kwaskwasi-1, and Keskesi East-1, and subsequently transferred operatorship of Block 58 to Total S.A. on January 1, 2021; however, the Company continued to operate the Keskesi exploration well until completion of drilling operations during the first quarter of 2021.
In connection with the agreement, the Company received $100 million from Total S.A. upon closing in the fourth quarter of 2019 and $79 million upon satisfying certain closing conditions in the first quarter of 2020 for reimbursement of 50 percent of all costs incurred on Block 58 as of December 31, 2019. All proceeds were applied against the carrying value of the Company’s Suriname properties and associated inventory. The Company recognized a $19 million gain in the first quarter of 2020 associated with the transaction.
The Company will also receive various other forms of consideration, including $5 billion of cash carry on the Company’s first $7.5 billion of appraisal and development capital, 25 percent cash carry on all of the Company’s appraisal and development capital beyond the first $7.5 billion, a $75 million cash payment upon achieving first oil production, and future contingent royalty payments from successful joint development projects.
3.    CAPITALIZED EXPLORATORY WELL COSTS
The Company’s capitalized exploratory well costs were $237 million and $197 million at March 31, 2021 and December 31, 2020, respectively. The increase is primarily attributable to additional drilling activity in Suriname, partially offset by dry hole write-offs during the period. Projects with suspended exploratory well costs capitalized for a period greater than one year since the completion of drilling are those identified by management as exhibiting sufficient quantities of hydrocarbons to justify potential development. Management is actively pursuing efforts to assess whether proved reserves can be attributed to these projects.
4.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Objectives and Strategies
The Company is exposed to fluctuations in crude oil and natural gas prices on the majority of its worldwide production, as well as transactions denominated in foreign currencies. The Company manages the variability in its cash flows by occasionally entering into derivative transactions on a portion of its crude oil and natural gas production and foreign currency transactions. The Company also utilizes various types of derivative financial instruments, including forward contracts, futures contracts, swaps, and options, to manage fluctuations in cash flows resulting from changes in commodity prices or foreign currency values.
Counterparty Risk
The use of derivative instruments exposes the Company to credit loss in the event of nonperformance by the counterparty. To reduce the concentration of exposure to any individual counterparty, the Company utilizes a diversified group of investment-grade rated counterparties, primarily financial institutions, for its derivative transactions. As of March 31, 2021, the Company had derivative positions with 10 counterparties. The Company monitors counterparty creditworthiness on an ongoing basis; however, it cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, the Company may be limited in its ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, the Company may not realize the benefit of some of its derivative instruments resulting from changes in commodity prices, currency exchange rates, or interest rates.

Derivative Instruments
Commodity Derivative Instruments
As of March 31, 2021, the Company had the following open crude oil derivative positions:

		Fixed-Price Swaps
Production Period	Settlement Index	Mbbls	Weighted Average Fixed Price(1)(2)
April—June 2021	NYMEX WTI	5,642	$61.20
July—September 2021	NYMEX WTI	1,472	$60.18
October—December 2021	NYMEX WTI	1,012	$58.59
April—June 2021	Dated Brent	2,366	$64.20
July—September 2021	Dated Brent	414	$63.14
October—December 2021	Dated Brent	828	$61.44
(1)Subsequent to March 31, 2021, the Company entered into fixed-price crude oil contracts settling against NYMEX WTI totaling 6,000 Bbls/d at a weighted average price of $60.10 for the third quarter of 2021.
(2)Subsequent to March 31, 2021, the Company entered into fixed-price crude oil contracts settling against Platts Dated Brent totaling 19,714 Bbls/d at a weighted average price of $64.07 for the second quarter of 2021 and 13,500 Bbls/d at a weighted average price of $63.06 for the third quarter of 2021.
As of March 31, 2021, the Company had the following open crude oil financial basis swap contracts:

Production Period	Settlement Index	Mbbls	Weighted Average Price Differential
May—June 2021	Midland-WTI/Cushing-WTI	3,782	$0.56
July—September 2021	Midland-WTI/Cushing-WTI	2,024	$0.61
October—December 2021	Midland-WTI/Cushing-WTI	1,012	$0.70
As of March 31, 2021, the Company had the following open natural gas financial basis swap contracts:

		Basis Swap Purchased		Basis Swap Sold
Production Period	Settlement Index	MMBtu (in 000’s)	Weighted Average Price Differential	MMBtu (in 000’s)	Weighted Average Price Differential
April—December 2021	NYMEX Henry Hub/IF Waha	37,580	$(0.43)	—	—
April—December 2021	NYMEX Henry Hub/IF HSC	—	—	37,580	$(0.07)
January—December 2022	NYMEX Henry Hub/IF Waha	43,800	$(0.45)	—	—
January—December 2022	NYMEX Henry Hub/IF HSC	—	—	43,800	$(0.08)
Embedded Derivatives
Altus Preferred Units Embedded Derivative
During the second quarter of 2019, Altus Midstream LP issued and sold Series A Cumulative redeemable Preferred Units (Preferred Units). Certain redemption features embedded within the Preferred Units require bifurcation and measurement at fair value. For further discussion of this derivative, refer to “Fair Value Measurements” below and Note 12—Redeemable Noncontrolling Interest - Altus.
Pipeline Capacity Embedded Derivatives
During the fourth quarter of 2019 and first quarter of 2020, the Company entered into separate agreements to assign a portion of its contracted capacity under an existing transportation agreement to third parties. Embedded in these agreements are arrangements under which the Company has the potential to receive payments calculated based on pricing differentials between Houston Ship Channel and Waha during calendar years 2020 and 2021. These features require bifurcation and measurement of the change in market values for each period. Unrealized gains or losses in the fair value of these features are recorded as “Derivative instrument losses, net” under “Revenues and Other” in the statement of consolidated operations. Any proceeds received will be deferred and reflected in income over the original tenure of the transportation agreement.

Fair Value Measurements
The following table presents the Company’s derivative assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Price in Active Markets (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Netting(1)	Carrying Amount
	(In millions)
March 31, 2021
Assets:
Commodity derivative instruments	$—	$39	$—	$39	$(1)	$38
Liabilities:
Commodity derivative instruments	—	2	—	2	(1)	1
Pipeline capacity embedded derivatives	—	52	—	52	—	52
Preferred Units embedded derivative	—	—	156	156	—	156

December 31, 2020
Assets:
Commodity derivative instruments	$—	$11	$—	$11	$—	$11
Liabilities:
Pipeline capacity embedded derivative	—	53	—	53	—	53
Preferred Units embedded derivative	—	—	139	139	—	139
(1)The derivative fair values are based on analysis of each contract on a gross basis, excluding the impact of netting agreements with counterparties.
The fair values of the Company’s derivative instruments and pipeline capacity embedded derivatives are not actively quoted in the open market. The Company primarily uses a market approach to estimate the fair values of these derivatives on a recurring basis, utilizing futures pricing for the underlying positions provided by a reputable third party, a Level 2 fair value measurement.
The fair value of the Preferred Units embedded derivative is calculated using an income approach, a Level 3 fair value measurement. The fair value determination is based on a range of factors, including expected future interest rates using the Black-Karasinski model, Altus’ imputed interest rate, interest rate volatility, the expected timing of periodic cash distributions, the estimated timing for the potential exercise of the exchange option, and anticipated dividend yields of the Preferred Units. As of the March 31, 2021 valuation date, the Company used the forward B-rated Energy Bond Yield curve to develop the following key unobservable inputs used to value this embedded derivative:

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value at March 31, 2021	Valuation Technique	Significant Unobservable Inputs	Range/Value
	(In millions)
Preferred Units embedded derivative	$156	Option Model	Altus’ Imputed Interest Rate	7.15-12.51%
			Interest Rate Volatility	38.75%
A one percent increase in the imputed interest rate assumption would significantly increase the value of the embedded derivative as of March 31, 2021, while a one percent decrease would lead to a similar decrease in value as of March 31, 2021. The assumed expected timing until exercise of the exchange option at March 31, 2021 was 5.20 years.

Derivative Activity Recorded in the Consolidated Balance Sheet
All derivative instruments are reflected as either assets or liabilities at fair value in the consolidated balance sheet. These fair values are recorded by netting asset and liability positions where counterparty master netting arrangements contain provisions for net settlement. The carrying value of the Company’s derivative assets and liabilities and their locations on the consolidated balance sheet are as follows:

	March 31, 2021	December 31, 2020
	(In millions)
Current Assets: Other current assets	$34	$6
Other Assets: Deferred charges and other	4	5
Total derivative assets	$38	$11

Current Liabilities: Other current liabilities	$1	$—
Deferred Credits and Other Noncurrent Liabilities: Other	208	192
Total derivative liabilities	$209	$192
Derivative Activity Recorded in the Statement of Consolidated Operations
The following table summarizes the effect of derivative instruments on the Company’s statement of consolidated operations:

	For the Quarter Ended March 31,
	2021	2020
	(In millions)
Realized:
Commodity derivative instruments	$148	$1
Foreign currency derivative instruments	—	(1)
Realized gain, net	148	—
Unrealized:
Commodity derivative instruments	26	17
Pipeline capacity embedded derivatives	1	(53)
Foreign currency derivative instruments	—	(5)
Preferred units embedded derivative	(17)	(62)
Unrealized gain (loss), net	10	(103)
Derivative instrument gains (losses), net	$158	$(103)
Derivative instrument gains and losses are recorded in “Derivative instrument gains (losses), net” under “Revenues and Other” in the Company’s statement of consolidated operations. Unrealized gains (losses) for derivative activity recorded in the statement of consolidated operations are reflected in the statement of consolidated cash flows separately as “Unrealized derivative instrument losses (gains), net” in “Adjustments to reconcile net loss to net cash provided by operating activities.”
As part of the Company’s ordinary course of business, the Company seeks to maintain a balance between “first of month” and “gas daily pricing” for its U.S. natural gas portfolio and sales activities in a given month. This is typically implemented through a combination of physical and financial contracts that settle monthly. In January 2021, the Company entered into financial contracts that increased its exposure to “gas daily pricing” and reduced its exposure to “first of month” pricing for February 2021. The Company realized a gain of $147 million in connection with these contracts in the first quarter of 2021 as a result of extreme daily gas price volatility across Texas in February resulting from Winter Storm Uri.

5.    OTHER CURRENT ASSETS
The following table provides detail of the Company’s other current assets:

	March 31, 2021	December 31, 2020
	(In millions)
Inventories	$502	$492
Drilling advances	111	113
Prepaid assets and other	123	71
Total Other current assets	$736	$676
6.    EQUITY METHOD INTERESTS
As of March 31, 2021 and December 31, 2020, the Company, through its ownership of Altus, had the following equity method interests in four Permian Basin long-haul pipeline entities, which are accounted for under the equity method of accounting. For each of the equity method interests, Altus has the ability to exercise significant influence based on certain governance provisions and its participation in activities and decisions that impact the management and economic performance of the equity method interests. The table below presents the ownership percentages held by the Company and associated carrying values for each entity:

	Interest	March 31, 2021	December 31, 2020
		(In millions)
Gulf Coast Express Pipeline, LLC	16.0%	$281	$284
EPIC Crude Holdings, LP	15.0%	172	176
Permian Highway Pipeline, LLC	26.7%	639	615
Shin Oak Pipeline (Breviloba, LLC)	33.0%	475	480
Total Altus equity method interests		$1,567	$1,555
As of March 31, 2021 and December 31, 2020, unamortized basis differences included in the equity method interest balances were $37 million and $38 million, respectively. These amounts represent differences in Altus’ contributions to date and Altus’ underlying equity in the separate net assets within the financial statements of the respective entities. Unamortized basis differences will be amortized into net income over the useful lives of the underlying pipeline assets.
The following table presents the activity in Altus’ equity method interests for the three months ended March 31, 2021:

	Gulf Coast Express Pipeline LLC	EPIC Crude Holdings, LP	Permian Highway Pipeline LLC	Breviloba, LLC	Total
	(In millions)
Balance at December 31, 2020	$284	$176	$615	$480	$1,555
Capital contributions	—	—	21	—	21
Distributions	(12)	—	(8)	(11)	(31)
Equity income (loss), net(1)	9	(5)	11	6	21
Accumulated other comprehensive income	—	1	—	—	1
Balance at March 31, 2021	$281	$172	$639	$475	$1,567
(1)As of March 31, 2021, the amount of consolidated earnings, net of amortization basis differences, which represents undistributed earnings, was $3 million from Permian Highway Pipeline LLC.

Summarized Combined Financial Information
The following table presents summarized selected income statement data for Altus’ equity method interests (on a 100 percent basis):

	For the Three Months Ended March 31,
	2021	2020
	(In millions)
Operating revenues	$254	$176
Operating income	112	86
Net income	89	77
Other comprehensive income (loss)	4	(8)
7.    OTHER CURRENT LIABILITIES
The following table provides detail of the Company’s other current liabilities:

	March 31, 2021	December 31, 2020
	(In millions)
Accrued operating expenses	$92	$91
Accrued exploration and development	185	167
Accrued compensation and benefits	91	170
Accrued interest	138	140
Accrued income taxes	41	25
Current asset retirement obligation	56	56
Current operating lease liability	106	116
Other	103	97
Total Other current liabilities	$812	$862
8.    ASSET RETIREMENT OBLIGATION
The following table describes changes to the Company’s asset retirement obligation (ARO) liability:

March 31, 2021
(In millions)
Asset retirement obligation, December 31, 2020	$1,944
Liabilities incurred	1
Liabilities settled	(3)
Accretion expense	28
Asset retirement obligation, March 31, 2021	1,970
Less current portion	(56)
Asset retirement obligation, long-term	$1,914

9.    DEBT AND FINANCING COSTS
The following table presents the carrying values of the Company’s debt:

	March 31, 2021	December 31, 2020
	(In millions)
Apache notes and debentures before unamortized discount and debt issuance costs(1)	$8,045	$8,052
Altus credit facility(2)	657	624
Apache credit facility(2)	65	150
Apache finance lease obligations	37	38
Unamortized discount	(34)	(35)
Debt issuance costs	(55)	(57)
Total debt	8,715	8,772
Current maturities	(2)	(2)
Long-term debt	$8,713	$8,770
(1)The fair values of the Apache notes and debentures were $8.0 billion and $8.5 billion as of March 31, 2021 and December 31, 2020, respectively. The Company uses a market approach to determine the fair values of its notes and debentures using estimates provided by an independent investment financial data services firm (a Level 2 fair value measurement).
(2)The carrying value of borrowings on credit facilities approximates fair value because interest rates are variable and reflective of market rates.
As of March 31, 2021 and December 31, 2020, current debt included $2 million of finance lease obligations.
During the quarter ended March 31, 2021, Apache purchased in the open market and canceled senior notes issued under its indentures in an aggregate principal amount of $7 million for an aggregate purchase price of $6 million in cash, including accrued interest and broker fees, reflecting a discount to par of an aggregate $1 million. No gain or loss was recognized on these repurchases.
In March 2018, Apache entered into a revolving credit facility with commitments totaling $4.0 billion. In March 2019, the term of this facility was extended by one year to March 2024 (subject to Apache’s remaining one-year extension option) pursuant to Apache’s exercise of an extension option. Apache can increase commitments up to $5.0 billion by adding new lenders or obtaining the consent of any increasing existing lenders. The facility includes a letter of credit subfacility of up to $3.0 billion, of which $2.08 billion was committed as of March 31, 2021. The facility is for general corporate purposes. As of March 31, 2021, there were $65 million of borrowings and an aggregate £573 million and $20 million in letters of credit outstanding under this facility. As of December 31, 2020, there were $150 million of borrowings and an aggregate £633 million and $40 million in letters of credit outstanding under this facility. The outstanding letters of credit denominated in pounds were issued to support North Sea decommissioning obligations, the terms of which required such support after Standard & Poor’s reduced Apache’s credit rating from BBB to BB+ on March 26, 2020.
Apache’s $3.5 billion commercial paper program, which is subject to market availability, facilitates Apache borrowing funds for up to 270 days. As a result of downgrades in Apache’s credit ratings during 2020, the Company does not expect that Apache’s commercial paper program will be cost competitive with its other financing alternatives and does not anticipate Apache using it under such circumstances. As of March 31, 2021 and December 31, 2020, no commercial paper was outstanding.
Apache, from time to time, has and uses uncommitted credit and letter of credit facilities for working capital and credit support purposes. As of March 31, 2021 and December 31, 2020, there were no borrowings and £34 million and $17 million in letters of credit outstanding under these facilities.
In November 2018, Altus Midstream LP entered into a revolving credit facility for general corporate purposes that matures in November 2023 (subject to Altus Midstream LP’s two, one-year extension options). The agreement for this facility, as amended, provides aggregate commitments from a syndicate of banks of $800 million. All aggregate commitments include a letter of credit subfacility of up to $100 million and a swingline loan subfacility of up to $100 million. Altus Midstream LP may increase commitments up to an aggregate $1.5 billion by adding new lenders or obtaining the consent of any increasing existing lenders. As of March 31, 2021, there were $657 million of borrowings and a $2 million letter of credit outstanding under this facility. As of December 31, 2020, there were $624 million of borrowings and no letters of credit outstanding under this facility. The Altus Midstream LP credit facility is unsecured and is not guaranteed by Apache, APA Corporation, or any of its subsidiaries.

Financing Costs, Net
The following table presents the components of the Company’s financing costs, net:

	For the Quarter Ended March 31,
	2021	2020
	(In millions)
Interest expense	$112	$107
Amortization of debt issuance costs	2	2
Capitalized interest	(2)	(4)
Interest income	(2)	(2)
Financing costs, net	$110	$103
10.    INCOME TAXES
The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Non-cash impairments on the carrying value of the Company’s oil and gas properties, gains and losses on the sale of assets, statutory tax rate changes, and other significant or unusual items are recognized as discrete items in the quarter in which they occur.
During the first quarter of 2021, the Company’s effective income tax rate was primarily impacted by a decrease in the amount of valuation allowance against its U.S. deferred tax assets. During the first quarter of 2020, the Company’s effective income tax rate was primarily impacted by oil and gas impairments, a goodwill impairment, and an increase in the amount of valuation allowance against its U.S. deferred tax assets.
The Company is subject to U.S. federal income tax as well as income or capital taxes in various state and foreign jurisdictions. The Company’s tax reserves are related to tax years that may be subject to examination by the relevant taxing authority. The Company is currently under audit by the Internal Revenue Service for the 2014-2017 tax years and is also under audit in various states and foreign jurisdictions as part of its normal course of business.
11.    COMMITMENTS AND CONTINGENCIES
Legal Matters
The Company is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls. As of March 31, 2021, the Company has an accrued liability of approximately $62 million for all legal contingencies that are deemed to be probable of occurring and can be reasonably estimated. The Company’s estimates are based on information known about the matters and its experience in contesting, litigating, and settling similar matters. Although actual amounts could differ from management’s estimate, none of the actions are believed by management to involve future amounts that would be material to the Company’s financial position, results of operations, or liquidity after consideration of recorded accruals. For material matters that the Company believes an unfavorable outcome is reasonably possible, the Company has disclosed the nature of the matter and a range of potential exposure, unless an estimate cannot be made at this time. It is management’s opinion that the loss for any other litigation matters and claims that are reasonably possible to occur will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
For additional information on Legal Matters described below, refer to Note 11—Commitments and Contingencies to the consolidated financial statements contained in Apache Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Argentine Environmental Claims and Argentina Tariff
No material change in the status of the YPF Sociedad Anónima and Pioneer Natural Resources Company indemnities matter has occurred since the filing of Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Louisiana Restoration
As more fully described in Apache Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, Louisiana surface owners often file lawsuits or assert claims against oil and gas companies, including the Company, claiming that operators and working interest owners in the chain of title are liable for environmental damages on the leased premises, including damages measured by the cost of restoration of the leased premises to its original condition, regardless of the value of the underlying property. From time to time, restoration lawsuits and claims are resolved by the Company for amounts that are not material to the Company, while new lawsuits and claims are asserted against the Company. With respect to each of the pending lawsuits and claims, the amount claimed is not currently determinable or is not material. Further, the overall exposure related to these lawsuits and claims is not currently determinable. While adverse judgments against the Company are possible, the Company intends to actively defend these lawsuits and claims.
Starting in November of 2013 and continuing into 2020, several parishes in Louisiana have pending lawsuits against many oil and gas producers, including the Company. These cases were all removed to federal courts in Louisiana. Some of the cases have been remanded to state court with the remand orders being appealed. In these cases, the Parishes, as plaintiffs, allege that defendants’ oil and gas exploration, production, and transportation operations in specified fields were conducted in violation of the State and Local Coastal Resources Management Act of 1978, as amended, and applicable regulations, rules, orders, and ordinances promulgated or adopted thereunder by the Parish or the State of Louisiana. Plaintiffs allege that defendants caused substantial damage to land and water bodies located in the coastal zone of Louisiana. Plaintiffs seek, among other things, unspecified damages for alleged violations of applicable law within the coastal zone, the payment of costs necessary to clear, re-vegetate, detoxify, and otherwise restore the subject coastal zone as near as practicable to its original condition, and actual restoration of the coastal zone to its original condition. While adverse judgments against the Company might be possible, the Company intends to vigorously oppose these claims.
Apollo Exploration Lawsuit
In a case captioned Apollo Exploration, LLC, Cogent Exploration, Ltd. Co. & SellmoCo, LLC v. Apache Corporation, Cause No. CV50538 in the 385th Judicial District Court, Midland County, Texas, plaintiffs alleged damages in excess of $200 million (having previously claimed in excess of $1.1 billion) relating to purchase and sale agreements, mineral leases, and areas of mutual interest agreements concerning properties located in Hartley, Moore, Potter, and Oldham Counties, Texas. The Court entered final judgment in favor of the Company, ruling that the plaintiffs take nothing by their claims and awarding the Company its attorneys’ fees and costs incurred in defending the lawsuit. The plaintiffs’ appeal is pending.
Australian Operations Divestiture Dispute
Pursuant to a Sale and Purchase Agreement dated April 9, 2015 (Quadrant SPA), the Company and its subsidiaries divested their remaining Australian operations to Quadrant Energy Pty Ltd (Quadrant). Closing occurred on June 5, 2015. In April 2017, the Company filed suit against Quadrant for breach of the Quadrant SPA. In its suit, the Company seeks approximately AUD $80 million. In December 2017, Quadrant filed a defense of equitable set-off to the Company’s claim and a counterclaim seeking approximately AUD $200 million in the aggregate. The Company believes that Quadrant’s claims lack merit and will not have a material adverse effect on the Company’s financial position, results of operation, or liquidity.
Canadian Operations Divestiture Dispute
Pursuant to a Sale and Purchase Agreement dated July 6, 2017 (Paramount SPA), the Company and its subsidiaries divested their remaining Canadian operations to Paramount Resources LTD (Paramount). Closing occurred on August 16, 2017. On September 11, 2019, four ex-employees of Apache Canada on behalf of themselves and individuals employed by Apache Canada LTD on July 6, 2017, filed an Amended Statement of Claim in a matter styled Stephen Flesch et. al. v Apache Corporation et. al., No. 1901-09160 Court of Queen’s Bench of Alberta against the Company and others seeking class certification and a finding that the Paramount SPA amounted to a Change of Control of the Company, entitling them to accelerated vesting under the Company’s equity plans. In the suit, the purported class seeks approximately $60 million USD and punitive damages. The Company believes that Plaintiffs’ claims lack merit and will not have a material adverse effect on the Company’s financial position, results of operation, or liquidity.

California and Delaware Litigation
On July 17, 2017, in three separate actions, San Mateo County, California, Marin County, California, and the City of Imperial Beach, California, all filed suit individually and on behalf of the people of the state of California against over 30 oil and gas companies alleging damages as a result of global warming. Plaintiffs seek unspecified damages and abatement under various tort theories. On December 20, 2017, in two separate actions, the City of Santa Cruz and Santa Cruz County and in a separate action on January 22, 2018, the City of Richmond, filed similar lawsuits against many of the same defendants. On November 14, 2018, the Pacific Coast Federation of Fishermen’s Associations, Inc. also filed a similar lawsuit against many of the same defendants. After removal of all such lawsuits to federal court, the district court remanded them back to state court. The remand decision, and further activity in the cases, has been stayed pending further appellate review.
On September 10, 2020, the State of Delaware filed suit, individually and on behalf of the people of the State of Delaware, against over 25 oil and gas companies alleging damages as a result of global warming. Plaintiffs seek unspecified damages and abatement under various tort theories.
The Company believes that it is not subject to jurisdiction of the California courts and that claims made against it in the Delaware litigation are baseless. The Company intends to challenge jurisdiction in California and to vigorously defend the Delaware lawsuit.
Castex Lawsuit
In a case styled Apache Corporation v. Castex Offshore, Inc, et. al., Cause No. 2015-48580, in the 113th Judicial District Court of Harris County, Texas, Castex filed claims for alleged damages of approximately $200 million, relating to overspend on the Belle Isle Gas Facility upgrade, and the drilling of five sidetracks on the Potomac #3 well. After a jury trial, a verdict of approximately $60 million, plus fees, costs, and interest was entered against the Company. The Company’s appeal is pending.
Oklahoma Class Actions
The Company is a party to two purported class actions in Oklahoma styled Bigie Lee Rhea v. Apache Corporation, Case No. 6:14-cv-00433-JH, and Albert Steven Allen v. Apache Corporation, Case No. CJ-2019-00219. The Rhea case has been certified and includes a class of royalty owners seeking damages in excess of $250 million for alleged breach of the implied covenant to market relating to post-production deductions and alleged NGL uplift value. The Allen case has not been certified and seeks to represent a group of owners who have allegedly received late royalty and other payments under Oklahoma statutes. The amount of this claim is not yet reasonably determinable. While adverse judgments against the Company are possible, the Company intends to vigorously defend these lawsuits and claims.
Shareholder and Derivative Lawsuits
On February 23, 2021, a case captioned Plymouth County Retirement System v. Apache Corporation, et al. was filed in the United States District Court for the Southern District of Texas (Houston Division) against the Company and certain current and former officers. The complaint, which is a shareholder lawsuit styled as a class action, (1) alleges that the Company intentionally used unrealistic assumptions regarding the amount and composition of available oil and gas in Alpine High; (2) alleges that the Company did not have the proper infrastructure in place to safely and/or economically drill and/or transport those resources even if they existed in the amounts purported; (3) alleges that these statements and omissions artificially inflated the value of the Company’s operations in the Permian Basin; and (4) alleges that, as a result, the Company’s public statements were materially false and misleading. On March 4, 2021, another lawsuit, captioned Brian Schwegel v. Apache Corporation, et al., was filed in the United States District Court for the Southern District of Texas (Houston Division) alleging identical allegations. The Company believes that all plaintiffs’ claims lack merit and intends to vigorously defend these lawsuits.
On March 16, 2021, a case captioned William Wessels, Derivatively and on behalf of APA Corporation v. John J. Christmann IV et al. was filed in the 334th District Court of Harris County, Texas. The case purports to be a derivative action brought against senior management and Company directors over many of the same allegations included in the Plymouth County Retirement System matter and asserts claims of (1) breach of fiduciary duty; (2) waste of corporate assets; and (3) unjust enrichment. The defendants believe the plaintiff’s claims lack merit and intend to vigorously defend this lawsuit.
Environmental Matters
As of March 31, 2021, the Company had an undiscounted reserve for environmental remediation of approximately $2 million.

On September 11, 2020, the Company received a Notice of Violation and Finding of Violation, and accompanying Clean Air Act Information Request, from the U.S. Environmental Protection Agency (EPA) following site inspections in April 2019 at several of the Company’s oil and natural gas production facilities in Lea and Eddy Counties, New Mexico. The notice and information request involve alleged emissions control and reporting violations. The Company is cooperating with the EPA and responding to the information request. The EPA has not commenced enforcement proceedings, and at this time, the Company is unable to reasonably estimate whether such proceedings will result in monetary sanctions and, if so, whether they would be more or less than $100,000, exclusive of interest and costs.
On December 29, 2020, the Company received a Notice of Violation and Opportunity to Confer, and accompanying Clean Air Act Information Request, from the EPA following helicopter flyovers in September 2019 of several of the Company’s oil and natural gas production facilities in Reeves County, Texas. The notice and information request involve alleged emissions control and reporting violations. The Company is cooperating with the EPA and responding to the information request. The EPA has not commenced enforcement proceedings, and at this time, the Company is unable to reasonably estimate whether such proceedings will result in monetary sanctions and, if so, whether they would be more or less than $100,000, exclusive of interest and costs.
The Company is not aware of any environmental claims existing as of March 31, 2021 that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity. There can be no assurance, however, that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered on the Company’s properties.
Potential Asset Retirement Obligations
In 2013, the Company sold its Gulf of Mexico (GOM) Shelf operations and properties (Legacy GOM Assets) to Fieldwood Energy LLC (Fieldwood). Under the terms of the purchase agreement, the Company received cash consideration of $3.75 billion and Fieldwood assumed $1.5 billion of discounted asset abandonment liabilities as of the disposition date. In respect of such abandonment liabilities, Fieldwood posted letters of credit in favor of the Company (Letters of Credit) and established a trust account (Trust A), which is funded by a 10 percent net profits interest depending on future oil prices and of which the Company is the beneficiary. On February 14, 2018, Fieldwood filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In connection with the 2018 bankruptcy, Fieldwood confirmed a plan under which the Company agreed, inter alia, to accept bonds in exchange for certain of the Letters of Credit. Currently, the Company holds two bonds (Bonds) and the remaining Letters of Credit to secure Fieldwood’s asset retirement obligations (AROs) on the Legacy GOM Assets as and when such abandonment and decommissioning obligations are required to be performed over the remaining life of the Legacy GOM Assets.
On August 3, 2020, Fieldwood again filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Fieldwood has submitted a plan of reorganization, and the Company has been engaged in discussions with Fieldwood and other interested parties regarding such plan. If approved by the bankruptcy court, the submitted plan would separate the Legacy GOM Assets into a standalone company, and proceeds of production of the Legacy GOM Assets will be used for the AROs. If the proceeds of production are insufficient for such AROs, then the Company expects that it may be required by the relevant governmental authorities to perform such AROs, in which case it will apply the Bonds, remaining Letters of Credit, and Trust A to pay for the AROs. In addition, after such sources have been exhausted, the Company has agreed to provide a standby loan of up to $400 million to perform decommissioning, with such standby loan secured by a first and prior lien on the Legacy GOM Assets. If the foregoing is insufficient, the Company may be forced to use available cash to cover any additional costs it incurs for performing such AROs.
12.    REDEEMABLE NONCONTROLLING INTEREST - ALTUS
Preferred Units Issuance
On June 12, 2019, Altus Midstream LP issued and sold Preferred Units for an aggregate issue price of $625 million in a private offering exempt from the registration requirements of the Securities Act (the Closing). Altus Midstream LP received approximately $611 million in cash proceeds from the sale after deducting transaction costs and discounts to certain purchasers.
Classification
The carrying amount of the Preferred Units are recorded as “Redeemable Noncontrolling Interest - Altus Preferred Unit Limited Partners” classified as temporary equity on the Company’s consolidated balance sheet based on the terms of the Preferred Units, including the redemption rights with respect thereto.

Measurement
Altus applies a two-step approach to subsequent measurement of the redeemable noncontrolling interest related to the Preferred Units by first allocating a portion of the net income of Altus Midstream LP in accordance with the terms of the partnership agreement. An additional adjustment to the carrying value of the Preferred Unit redeemable noncontrolling interest at each period end may be recorded, if applicable. The amount of such adjustment is determined based upon the accreted value method to reflect the passage of time until the Preferred Units are exchangeable at the option of the holder. Pursuant to this method, the net transaction price is accreted using the effective interest method to the Redemption Price calculated at the seventh anniversary of the Closing. The total adjustment is limited to an amount such that the carrying amount of the Preferred Unit redeemable noncontrolling interest at each period end is equal to the greater of (a) the sum of (i) the carrying amount of the Preferred Units, plus (ii) the fair value of the embedded derivative liability and (b) the accreted value of the net transaction price.
Activity related to the Preferred Units is as follows:

	Units Outstanding	Financial Position(1)
	(In millions, except unit data)
Redeemable noncontrolling interest — Preferred Unit at: December 31, 2019	638,163	$555
Distribution of in-kind additional Preferred Units	22,531	—
Cash distributions to Altus Preferred Unit limited partners	—	(23)
Allocation of Altus Midstream LP net income	N/A	76
Redeemable noncontrolling interest — Preferred Unit at: December 31, 2020	660,694	608
Cash distributions to Altus Preferred Unit limited partners	—	(11)
Dividends payable to Altus Preferred Unit limited partners	—	(11)
Allocation of Altus Midstream LP net income	N/A	19
Redeemable noncontrolling interest — Preferred Unit at: March 31, 2021	660,694	605
Preferred Units embedded derivative		156
		$761
(1)The Preferred Units are redeemable at Altus Midstream LP’s option at a redemption price (the Redemption Price), which as of March 31, 2021 is calculated as the greater of (i) an 11.5 percent internal rate of return and (ii) a 1.3 times multiple of invested capital. As of March 31, 2021, the Redemption Price would have been based on a 1.3 times multiple of invested capital, which was $813 million. This was greater than using an 11.5 percent internal rate of return, which would equate to a redemption value of $713 million.
N/A - not applicable.
13.    CAPITAL STOCK
Upon consummation of the Holding Company Reorganization, each outstanding share of Apache common stock automatically converted into a share of APA common stock on a one-for-one basis. As a result, each stockholder of Apache now owns the same number of shares of APA common stock that such stockholder owned of Apache common stock immediately prior to the Holding Company Reorganization. Additionally, in connection with the Holding Company Reorganization, Apache transferred to APA, and APA assumed, sponsorship of all of Apache's stock plans along with all of Apache's rights and obligations under each plan.

Net Income (Loss) per Common Share
The following table presents a reconciliation of the components of basic and diluted net income (loss) per common share in the consolidated financial statements:

	For the Quarter Ended March 31,
	2021			2020
	Income	Shares	Per Share	Loss	Shares	Per Share
	(In millions, except per share amounts)
Basic:
Income (loss) attributable to common stock	$388	378	$1.02	$(4,480)	378	$(11.86)
Effect of Dilutive Securities:
Stock options and other	$—	1	$—	$—	—	$—
Diluted:
Income (loss) attributable to common stock	$388	379	$1.02	$(4,480)	378	$(11.86)

The Company uses the “if-converted method” to determine the potential dilutive effect of an assumed exchange of the outstanding Preferred Units of Altus Midstream LP for shares of Altus Midstream Company’s common stock. The impact to net income and loss attributable to common stock on an assumed conversion of the Preferred Units was anti-dilutive for the quarter ended March 31, 2021 and 2020. The diluted earnings per share calculation excludes options and restricted stock units that were anti-dilutive totaling 4.0 million and 5.5 million for the quarter ended March 31, 2021 and 2020, respectively.
Stock Repurchase Program
In 2013 and 2014, the Company’s Board of Directors authorized the purchase of up to 40 million shares of the Company’s common stock, and during the fourth quarter of 2018, the Company’s Board of Directors authorized the purchase of up to 40 million additional shares of the Company’s common stock. Shares may be purchased either in the open market or through privately held negotiated transactions. The Company initiated the buyback program on June 10, 2013, and, through March 31, 2021, had repurchased a total of 40 million shares at an average price of $79.18 per share. The Company is not obligated to acquire any specific number of shares and did not purchase any shares during the three months ended March 31, 2021.
Common Stock Dividends
For the quarter ended March 31, 2021 and 2020, the Company paid $9 million and $94 million, respectively, in dividends on its common stock. In the first quarter of 2020, the Company’s Board of Directors approved a reduction in the Company’s quarterly dividend per share from $0.25 to $0.025, effective for all dividends payable after March 12, 2020.

14.    BUSINESS SEGMENT INFORMATION
As of March 31, 2021, the Company is engaged in exploration and production (Upstream) activities across three operating segments: Egypt, North Sea, and U.S. The Company’s Upstream business explores for, develops, and produces crude oil, natural gas, and natural gas liquids. APA’s Midstream business is operated by Altus Midstream Company, which owns, develops, and operates a midstream energy asset network in the Permian Basin of West Texas. APA also has active exploration and planned appraisal operations ongoing in Suriname, as well as interests in other international locations that may, over time, result in reportable discoveries and development opportunities. Financial information for each segment is presented below:

	Egypt	North Sea	U.S.	Altus Midstream	Intersegment Eliminations & Other	Total(1)
	Upstream
For the Quarter Ended March 31, 2021	(In millions)
Revenues:
Oil revenues	$402	$241	$348	$—	$—	$991
Natural gas revenues	70	31	211	—	—	312
Natural gas liquids revenues	2	6	120	—	—	128
Oil, natural gas, and natural gas liquids production revenues	474	278	679	—	—	1,431
Purchased oil and gas sales	—	—	437	3	—	440
Midstream service affiliate revenues	—	—	—	32	(32)	—
	474	278	1,116	35	(32)	1,871
Operating Expenses:
Lease operating expenses	104	75	86	—	(1)	264
Gathering, processing, and transmission	1	12	69	7	(31)	58
Purchased oil and gas costs	—	—	492	2	—	494
Taxes other than income	—	—	40	4	—	44
Exploration	8	20	16	—	5	49
Depreciation, depletion, and amortization	130	84	125	3	—	342
Asset retirement obligation accretion	—	19	8	1	—	28
Impairments	—	—	—	—	—	—
	243	210	836	17	(27)	1,279
Operating Income (Loss)(2)	$231	$68	$280	$18	$(5)	592

Other Income (Expense):
Derivative instrument gains, net						158
Gain on divestitures, net						2
Other						61
General and administrative						(83)
Financing costs, net						(110)
Income Before Income Taxes						$620

Total Assets(3)	$3,020	$2,167	$5,633	$1,828	$479	$13,127

	Egypt	North Sea	U.S.	Altus Midstream	Intersegment Eliminations & Other	Total(1)
	Upstream
For the Quarter Ended March 31, 2020	(In millions)
Revenues:
Oil revenues	$333	$271	$428	$—	$—	$1,032
Natural gas revenues	65	19	39	—	—	123
Natural gas liquids revenues	3	7	71	—	—	81
Oil, natural gas, and natural gas liquids production revenues	401	297	538	—	—	1,236
Purchased oil and gas sales	—	—	108	—	—	108
Midstream service affiliate revenues	—	—	—	41	(41)	—
	401	297	646	41	(41)	1,344
Operating Expenses:
Lease operating expenses	112	81	143	—	(1)	335
Gathering, processing, and transmission	10	16	74	11	(40)	71
Purchased oil and gas costs	—	—	86	—	—	86
Taxes other than income	—	—	30	3	—	33
Exploration	18	2	35	—	2	57
Depreciation, depletion, and amortization	161	109	293	3	—	566
Asset retirement obligation accretion	—	18	8	1	—	27
Impairments	509	7	3,956	—	—	4,472
	810	233	4,625	18	(39)	5,647
Operating Income (Loss)(2)	$(409)	$64	$(3,979)	$23	$(2)	(4,303)

Other Income (Expense):
Derivative instrument losses, net						(103)
Gain on divestitures						25
Other						13
General and administrative						(68)
Transaction, reorganization, and separation						(27)
Financing costs, net						(103)
Loss Before Income Taxes						$(4,566)

Total Assets(3)	$3,151	$2,366	$6,225	$1,574	$75	$13,391
(1)Includes a noncontrolling interest in Egypt and Altus.
(2)The operating income (loss) of U.S. and Egypt includes leasehold and other asset impairments totaling $16 million and $2 million, respectively, for the first quarter of 2021. The operating income (loss) of U.S., Egypt, and North Sea includes leasehold and other asset impairments totaling $4.0 billion, $511 million, and $7 million, respectively, for the first quarter of 2020.
(3)Intercompany balances are excluded from total assets.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion relates to APA Corporation (APA or the Company) and its consolidated subsidiaries and should be read together with the Company’s Consolidated Financial Statements and accompanying notes included in Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q, as well as related information set forth in Apache Corporation’s Consolidated Financial Statements, accompanying Notes to Consolidated Financial Statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Apache’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
On January 4, 2021, Apache Corporation announced plans to implement a holding company reorganization (the Holding Company Reorganization), which was thereafter completed on March 1, 2021. In connection with the Holding Company Reorganization, Apache Corporation became a direct, wholly-owned subsidiary of APA Corporation and all of Apache Corporation’s outstanding shares were automatically converted into equivalent corresponding shares of APA. Pursuant to the Holding Company Reorganization, APA became the successor issuer to Apache Corporation pursuant to Rule 12g-3(a) under the Exchange Act and replaced Apache Corporation as the public company trading on the Nasdaq Global Select Market under the ticker symbol “APA.” The holding company structure modernized the Company’s operating and legal structure to more closely align with its growing international presence, making it more consistent with other companies that have subsidiaries operating around the globe.
Overview
APA is an independent energy company that explores for, develops, and produces natural gas, crude oil, and natural gas liquids (NGLs). The Company’s upstream business currently has exploration and production operations in three geographic areas: the U.S., Egypt, and offshore the U.K. in the North Sea (North Sea). APA also has active exploration and planned appraisal operations ongoing in Suriname, as well as interests in other international locations that may, over time, result in reportable discoveries and development opportunities. APA’s midstream business is operated by Altus Midstream Company (Nasdaq: ALTM) through its subsidiary Altus Midstream LP (collectively, Altus). Altus owns, develops, and operates a midstream energy asset network in the Permian Basin of West Texas.
APA’s mission is to grow in an innovative, safe, environmentally responsible, and profitable manner for the long-term benefit of its stakeholders. APA is focused on rigorous portfolio management, disciplined financial structure, and optimization of returns.
The global economy and the energy industry have been deeply impacted by the effects of the coronavirus disease 2019 (COVID-19) pandemic and related governmental actions. Uncertainty in the commodity and financial markets during 2020 and 2021 continue to impact oil supply and demand.
Despite these uncertainties, the Company remains committed to its longer-term objectives: (1) to maintain a balanced asset portfolio, including advancement of ongoing exploration and appraisal activities offshore Suriname; (2) to invest for long-term returns over production growth; and (3) to budget conservatively to generate cash flow in excess of its capital program that can be directed on a priority basis to debt reduction. The Company continues to aggressively manage its cost structure regardless of the oil price environment and closely monitors hydrocarbon pricing fundamentals to reallocate capital as part of its ongoing planning process.
In the first quarter of 2021, the Company reported net income of $388 million, or $1.02 per diluted common share, compared to a loss of $4.5 billion, or $11.86 per common share, in the first quarter of 2020. The increase in net income compared to the prior-year period is primarily the result of significantly improved commodity prices that had collapsed in the prior year when the COVID-19 pandemic began to negatively affect economic activity and the oil markets. Included in the prior year reported net income was $4.5 billion of asset impairments recognized in the first quarter of 2020. In response to lower commodity prices, the Company materially reduced its upstream capital investment budget and drilling activity during the first quarter of 2020. Daily production decreased 18 percent from an average of 468 Mboe/d in the first quarter of 2020 to an average of 382 Mboe/d in the first quarter of 2021.
The Company generated $671 million of cash from operating activities during the first three months of 2021, a 34 percent increase from the first three months of 2020 driven by higher commodity prices and associated revenues. The Company ended the quarter with $538 million of cash.

Operational Highlights
Key operational highlights for the quarter include:
United States
•Equivalent production from the Company’s U.S. assets accounted for 55 percent of total production during the first quarter of 2021. After halting all drilling and completion activity for most of 2020, the Company recently re-activated one rig in the Permian Basin and one rig in the Austin Chalk. In addition, 22 wells came online in the Permian Basin during the first quarter of 2021.
International
•Gross equivalent production in the Company’s Egypt assets decreased 20 percent from the first quarter of 2020, given reduced drilling activity over the preceding year. The Company averaged five rigs in Egypt, and six wells came online during the first quarter of 2021. The Company continues to build and enhance its drilling inventory in Egypt, supplemented with recent seismic acquisitions and new play concept evaluations on both new and existing acreage.
•The Company recently announced it has reached an agreement in principle with Egypt’s Ministry of Petroleum and Mineral Resources (MOP) and the Egyptian General Petroleum Corporation (EGPC) in support of the MOP’s efforts to modernize the country’s petroleum sector. The changes simplify the contractual relationship with EGPC and include provisions to create a single cost recovery pool, adjust cost oil and gas and profit oil and gas participation, facilitate recovery of prior investment, update day-to-day operational governance, and refresh the term length of both exploration and development leases. The Apache entity that will become the sole contractor is owned two-thirds by Apache and one-third by Sinopec. The new production sharing contract is subject to certain approvals within the Government of Egypt and ratification by Parliament.
•The North Sea averaged two rigs and completed one well during the first quarter of 2021. Extended operational downtime in the Forties Field negatively impacted volumes in the quarter, and further impacts are expected in the second and third quarters of 2021 as a result of Forties pipeline downtime and platform maintenance turnarounds.
•In late 2020, the Company commenced drilling a fourth exploration well at the Keskesi prospect in Block 58 offshore Suriname. In January 2021, the Company and its partner Total S.A announced a discovery that confirmed oil in the eastern portion of the block. The Company has subsequently transferred operatorship of Block 58 to Total S.A, with ongoing exploration and appraisal activities continuing to progress.

Results of Operations
Oil and Gas Production Revenues
The Company’s oil and gas production revenues and respective contribution to total revenues by country were as follows:

	For the Quarter Ended March 31,
	2021		2020
	$ Value	% Contribution	$ Value	% Contribution
	($ in millions)
Oil Revenues:
United States	$348	35%	$428	41%
Egypt(1)	402	41%	333	33%
North Sea	241	24%	271	26%
Total(1)	$991	100%	$1,032	100%

Natural Gas Revenues:
United States	$211	68%	$39	32%
Egypt(1)	70	22%	65	53%
North Sea	31	10%	19	15%
Total(1)	$312	100%	$123	100%

NGL Revenues:
United States	$120	94%	$71	88%
Egypt(1)	2	1%	3	4%
North Sea	6	5%	7	8%
Total(1)	$128	100%	$81	100%

Oil and Gas Revenues:
United States	$679	47%	$538	44%
Egypt(1)	474	33%	401	32%
North Sea	278	20%	297	24%
Total(1)	$1,431	100%	$1,236	100%
(1)Includes revenues attributable to a noncontrolling interest in Egypt.

Production
The Company’s production volumes by country were as follows:

	For the Quarter Ended March 31,
	2021	Increase (Decrease)	2020
Oil Volume – b/d
United States	67,690	(33)%	101,614
Egypt(1)(2)	72,170	(1)%	73,178
North Sea	43,524	(21)%	55,262
Total	183,384	(20)%	230,054

Natural Gas Volume – Mcf/d
United States	507,517	(15)%	597,842
Egypt(1)(2)	278,149	9%	254,579
North Sea	49,840	(26)%	67,278
Total	835,506	(9)%	919,699

NGL Volume – b/d
United States	57,815	(29)%	81,381
Egypt(1)(2)	583	(36)%	918
North Sea	1,368	(36)%	2,135
Total	59,766	(29)%	84,434

BOE per day(3)
United States	210,091	(26)%	282,636
Egypt(1)(2)	119,111	2%	116,525
North Sea(4)	53,199	(22)%	68,610
Total	382,401	(18)%	467,771
(1)Gross oil, natural gas, and NGL production in Egypt were as follows:

	For the Quarter Ended March 31,
	2021	2020
Oil (b/d)	135,320	183,627
Natural Gas (Mcf/d)	603,269	655,410
NGL (b/d)	897	1,782
(2)Includes net production volumes per day attributable to a noncontrolling interest in Egypt of:

	For the Quarter Ended March 31,
	2021	2020
Oil (b/d)	24,088	24,598
Natural Gas (Mcf/d)	92,936	85,672
NGL (b/d)	194	306
(3)The table shows production on a boe basis in which natural gas is converted to an equivalent barrel of oil based on a 6:1 energy equivalent ratio. This ratio is not reflective of the price ratio between the two products.
(4)Average sales volumes from the North Sea for the first quarter of 2021 and 2020 were 54,544 boe/d and 73,270 boe/d, respectively. Sales volumes may vary from production volumes as a result of the timing of liftings in the Beryl field.

Pricing
The Company’s average selling prices by country were as follows:

	For the Quarter Ended March 31,
	2021	Increase (Decrease)	2020
Average Oil Price - Per barrel
United States	$57.16	23%	$46.32
Egypt	61.89	24%	49.97
North Sea	59.67	20%	49.66
Total	59.62	23%	48.31

Average Natural Gas Price - Per Mcf
United States	$4.61	559%	$0.70
Egypt	2.79	(1)%	2.83
North Sea	6.93	119%	3.17
Total	4.14	182%	1.47

Average NGL Price - Per barrel
United States	$22.99	140%	$9.59
Egypt	44.74	41%	31.70
North Sea	48.59	33%	36.53
Total	23.79	126%	10.51
First-Quarter 2021 compared to First-Quarter 2020
Crude Oil Crude oil revenues for the first quarter of 2021 totaled $991 million, a $41 million decrease from the comparative 2020 quarter. A 23 percent increase in average realized prices increased first-quarter 2021 revenues by $241 million compared to the prior-year quarter, while 20 percent lower average daily production decreased revenues by $282 million. Crude oil revenues accounted for 69 percent of total oil and gas production revenues and 48 percent of worldwide production in the first quarter of 2021. The Company’s worldwide oil production decreased 47 Mb/d to 183.4 Mb/d in the first quarter of 2021 from the comparative prior-year period, primarily a result of production decline across all countries, as well as extended operational downtime in the North Sea and weather disruptions in the U.S. following Winter Storm Uri in Texas in February 2021. Crude oil prices realized in the first quarter of 2021 averaged $59.62 per barrel, compared to $48.31 per barrel in the comparative prior-year quarter.
Natural Gas Gas revenues for the first quarter of 2021 totaled $312 million, a $189 million increase from the comparative 2020 quarter. A 182 percent increase in average realized prices increased first-quarter 2021 revenues by $224 million compared to the prior-year quarter, while 9 percent lower average daily production decreased revenues by $35 million. Natural gas revenues accounted for 22 percent of total oil and gas production revenues and 36 percent of worldwide production during the first quarter of 2021. Gas prices in the first quarter of 2021 reflect extreme price volatility during the month of February due to the Texas freeze event. The Company’s worldwide natural gas production decreased 84 MMcf/d to 836 MMcf/d in the first quarter of 2021 from the comparative prior-year period, primarily a result of production decline across all countries and impacts of winter storms in the U.S.
NGL NGL revenues for the first quarter of 2021 totaled $128 million, a $47 million increase from the comparative 2020 quarter. A 126 percent increase in average realized prices increased first-quarter 2021 revenues by $102 million compared to the prior-year quarter, while 29 percent lower average daily production decreased revenues by $55 million. NGL revenues accounted for 9 percent of total oil and gas production revenues and 16 percent of worldwide production during the first quarter of 2021. The Company’s worldwide NGL production decreased 24.7 Mb/d to 59.8 Mb/d in the first quarter of 2021 from the comparative prior-year period, primarily a result of production decline in the U.S.
Altus Midstream Revenues
Altus Midstream services revenues generated through its fee-based contractual arrangements with the Company totaled $32 million and $41 million during the first quarter of 2021 and 2020, respectively. These affiliated revenues are eliminated upon consolidation. The decrease compared to the prior-year period was primarily driven by lower throughput of natural gas volumes from the Company.

Purchased Oil and Gas Sales
Purchased oil and gas sales represent volumes primarily attributable to transport, fuel, and physical in-basin gas purchases that were sold by the Company to fulfill natural gas takeaway obligations, which totaled $440 million and $108 million during the first quarters of 2021 and 2020, respectively. Purchased oil and gas sales were offset by associated purchase costs of $494 million and $86 million during the first quarters of 2021 and 2020, respectively. When compared to the prior-year period, the first-quarter 2021 gross purchased oil and gas sales values and the associated net loss were exacerbated by extreme price volatility during the month of February due to Winter Storm Uri in Texas.
Operating Expenses
The Company’s operating expenses were as follows:

	For the Quarter Ended March 31,
	2021	2020
	(In millions)
Lease operating expenses	$264	$335
Gathering, processing, and transmission	58	71
Purchased oil and gas costs	494	86
Taxes other than income	44	33
Exploration	49	57
General and administrative	83	68
Transaction, reorganization, and separation	—	27
Depreciation, depletion, and amortization:
Oil and gas property and equipment	312	531
Gathering, processing, and transmission assets	19	20
Other assets	11	15
Asset retirement obligation accretion	28	27
Impairments	—	4,472
Financing costs, net	110	103
Lease Operating Expenses (LOE)
LOE decreased $71 million from the first quarter of 2020. On a per-unit basis, LOE decreased 2 percent for the first quarter of 2021 compared to the prior-year period. The decrease in absolute dollar costs was driven by reduced activity and labor costs, the Company’s organizational redesign, and other cost cutting efforts.
Gathering, Processing, and Transmission (GPT)
The Company’s GPT expenses were as follows:

	For the Quarter Ended March 31,
	2021	2020
	(In millions)
Third-party processing and transmission costs	$51	$60
Midstream service affiliate costs	31	40
Upstream processing and transmission costs	82	100
Midstream operating expenses	7	11
Intersegment eliminations	(31)	(40)
Total Gathering, processing, and transmission	$58	$71
GPT costs decreased $13 million from the first quarter 2020. Third-party processing and transmission costs decreased $9 million compared to the first quarter of 2020, primarily driven by a decrease in contracted pricing and lower processed volumes. Midstream service affiliate costs decreased $9 million compared to the first quarter of 2020, primarily driven by lower throughput of rich natural gas volumes at Alpine High. Midstream operating expenses, primarily incurred by Altus Midstream, decreased $4 million compared to the first quarter of 2020, driven by increased operational efficiency and continued cost cutting efforts.

Purchased Oil and Gas Costs
Purchased oil and gas costs totaled $494 million and $86 million during the first quarters of 2021 and 2020, respectively. Purchased oil and gas costs were offset by associated purchase sales of $440 million and $108 million during the first quarters of 2021 and 2020, respectively, as further discussed above.
Taxes Other Than Income
Taxes other than income increased $11 million from the first quarter of 2020, primarily from higher severance taxes driven by higher commodity prices as compared to the prior-year period.
Exploration Expenses
The Company’s exploration expenses were as follows:

	For the Quarter Ended March 31,
	2021	2020
	(In millions)
Unproved leasehold impairments	$18	$19
Dry hole expense	19	24
Geological and geophysical expense	4	3
Exploration overhead and other	8	11
Total Exploration	$49	$57
Exploration expenses decreased $8 million from the first quarter of 2020, primarily the result of a $5 million and $3 million decrease in dry hole expense and exploration overhead, respectively, driven by a decrease in exploration activity. The Company drilled 3 and 6 gross exploration wells in the first quarters of 2021 and 2020, respectively.
General and Administrative (G&A) Expenses
G&A expenses increased $15 million from the first quarter of 2020, primarily related to higher cash-based stock compensation expense resulting from an increase in the Company’s stock price. This increase was partially offset by Company-wide overhead reductions associated with the Company’s organizational redesign efforts in late 2019 and 2020.
Transaction, Reorganization, and Separation (TRS) Costs
TRS costs decreased $27 million from the first quarter of 2020, driven by costs associated with the Company’s reorganization efforts incurred in the prior year.
In recent years, the Company has streamlined its portfolio through strategic divestitures and centralized certain operational activities in an effort to capture greater efficiencies and cost savings through shared services. During the second half of 2019, management initiated a comprehensive redesign of the Company’s organizational structure and operations that it believes will better position the Company to be competitive for the long-term and further reduce recurring costs. Reorganization efforts were substantially completed in 2020.
Depreciation, Depletion, and Amortization (DD&A)
DD&A expenses on the Company’s oil and gas properties decreased $219 million from the first quarter of 2020. The Company’s oil and gas property DD&A rate decreased $3.32 per boe from the first quarter of 2020. The decrease was driven by lower production volumes and lower asset property balances associated with proved property impairments recorded in the first quarter of 2020. DD&A expense on the Company’s GPT assets decreased $1 million from the first quarter of 2020.
Impairments
The Company recorded no asset impairments in connection with fair value assessments in the first quarter of 2021. During the first quarter of 2020, the Company recorded asset impairments totaling $4.5 billion, including $4.3 billion for oil and gas proved properties in the U.S., Egypt, and the North Sea, $68 million for GPT facilities in Egypt, $87 million for goodwill in Egypt, and $18 million for inventory and other miscellaneous assets, including charges for the early termination of drilling rig leases.

Financing Costs, Net
The Company’s Financing costs were as follows:

	For the Quarter Ended March 31,
	2021	2020
	(In millions)
Interest expense	$112	$107
Amortization of debt issuance costs	2	2
Capitalized interest	(2)	(4)
Interest income	(2)	(2)
Total Financing costs, net	$110	$103
Net financing costs increased $7 million from the first quarter of 2020, primarily a result of a $5 million increase in interest expense on a higher letter of credit balance compared to the prior-year period.
Provision for Income Taxes
The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which the Company operates. Non-cash impairments on the carrying value of the Company’s oil and gas properties, gains and losses on the sale of assets, statutory tax rate changes, and other significant or unusual items are recognized as discrete items in the quarter in which they occur.
During the first quarter of 2021, the Company’s effective income tax rate was primarily impacted by a decrease in the amount of valuation allowance against its U.S. deferred tax assets. During the first quarter of 2020, the Company’s effective income tax rate was primarily impacted by oil and gas impairments, a goodwill impairment, and an increase in the amount of valuation allowance against its U.S. deferred tax assets.
The Company recorded a full valuation allowance against its U.S. net deferred tax assets. The Company will continue to maintain a full valuation allowance on its U.S. net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance.
The Company is subject to U.S. federal income tax as well as income or capital taxes in various state and foreign jurisdictions. The Company’s tax reserves are related to tax years that may be subject to examination by the relevant taxing authority. The Company is currently under audit by the Internal Revenue Service for the 2014-2017 tax years and is also under audit in various states and foreign jurisdictions as part of its normal course of business.
Capital Resources and Liquidity
Operating cash flows are the Company’s primary source of liquidity. The Company’s operating cash flows, both in the short-term and the long-term, are impacted by highly volatile oil and natural gas prices, as well as costs and sales volumes. Significant changes in commodity prices impact APA’s revenues, earnings, and cash flows. These changes potentially impact APA’s liquidity if costs do not trend with changes in commodity prices. Historically, costs have trended with commodity prices, albeit on a lag. Sales volumes also impact cash flows; however, they have a less volatile impact in the short term.
APA’s long-term operating cash flows are dependent on reserve replacement and the level of costs required for ongoing operations. Cash investments are required to fund activity necessary to offset the inherent declines in production and proved crude oil and natural gas reserves. Future success in maintaining and growing reserves and production is highly dependent on the success of APA’s drilling program and its ability to add reserves economically. Changes in commodity prices also impact estimated quantities of proved reserves.
The Company’s capital investment for the first quarter of 2021 was below its planned budget announced earlier in 2021, but the Company remains on-track for its full year guidance and estimated upstream capital program of $1.1 billion. The program consists of approximately $900 million for development activities across its portfolio and approximately $200 million for exploration, predominantly in Suriname.
The Company believes the liquidity and capital resource alternatives available to the Company, combined with proactive measures to adjust its capital budget to reflect volatile commodity prices and anticipated operating cash flows, will be adequate to fund short-term and long-term operations, including APA’s capital development program, repayment of debt maturities, payment of dividends, and any amount that may ultimately be paid in connection with commitments and contingencies.

The Company may also elect to utilize available cash on hand, committed subsidiary borrowing capacity, access to both debt and equity capital markets, or proceeds from the sale of nonstrategic assets for all other liquidity and capital resource needs.
For additional information, refer to Part I, Items 1 and 2—Business and Properties, and Item 1A—Risk Factors, in Annual Report on Form 10-K of Apache Corporation for the fiscal year ended December 31, 2020.
Sources and Uses of Cash
The following table presents the sources and uses of the Company’s cash and cash equivalents for the periods presented.

	For the Quarter Ended March 31,
	2021	2020
	(In millions)
Sources of Cash and Cash Equivalents:
Net cash provided by operating activities	$671	$502
Proceeds from Apache credit facility, net	—	250
Proceeds from Altus credit facility, net	33	72
Proceeds from asset divestitures	3	126
Total Sources of Cash and Cash Equivalents	707	950
Uses of Cash and Cash Equivalents:
Additions to upstream oil and gas property(1)	$253	$511
Additions to Altus gathering, processing, and transmission facilities(1)	1	19
Leasehold and property acquisitions	2	1
Contributions to Altus equity method interests	21	83
Payments on Apache credit facility, net	85	—
Payments on fixed-rate debt	6	—
Dividends paid	9	94
Distributions to noncontrolling interest - Egypt	40	32
Distributions to Altus Preferred Unit limited partners	11	—
Other	3	29
Total Uses of Cash and Cash Equivalents	431	769
Increase in cash and cash equivalents	$276	$181
(1)The table presents capital expenditures on a cash basis; therefore, the amounts may differ from those discussed elsewhere in this Quarterly Report on Form 10-Q, which include accruals.
Sources of Cash and Cash Equivalents
Net Cash Provided by Operating Activities Operating cash flows are the Company’s primary source of capital and liquidity and are impacted, both in the short term and the long term, by volatile crude oil and natural gas prices. The factors that determine operating cash flows are largely the same as those that affect net earnings, with the exception of non-cash expenses such as DD&A, exploratory dry hole expense, asset impairments, asset retirement obligation (ARO) accretion, and deferred income tax expense.
Net cash provided by operating activities increased $169 million from the first quarter of 2020, primarily due to higher commodity prices.
For a detailed discussion of commodity prices, production, and operating expenses, refer to “Results of Operations” in this Item 2. For additional detail on the changes in operating assets and liabilities and the non-cash expenses that do not impact net cash provided by operating activities, refer to the Statement of Consolidated Cash Flows in the Consolidated Financial Statements set forth in Part I, Item 1, Financial Statements of this Quarterly Report on Form 10-Q.
Proceeds from Apache Credit Facility, Net During the first three months of 2020, Apache borrowed $250 million under its revolving credit facility.

Proceeds from Altus Credit Facility, Net The initial construction of Altus’ gathering and processing assets and the exercise of its pipeline options for its equity interests in the equity method interest pipelines has historically required capital expenditures in excess of Altus’ cash on hand and operational cash flows. During the first three months of 2021 and 2020, Altus Midstream LP borrowed $33 million and $72 million, respectively, under its revolving credit facility. With the midstream infrastructure complete and all of the equity method interest pipelines now in service, the Company anticipates that Altus’ existing capital resources will be sufficient to fund its continuing obligations and planned dividend program during 2021.
Proceeds from Asset Divestitures The Company recorded proceeds from non-core asset divestitures of $3 million and $126 million during the first three months of 2021 and 2020, respectively. For more information regarding the Company’s acquisitions and divestitures, refer to Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Uses of Cash and Cash Equivalents
Additions to Upstream Oil & Gas Property Exploration and development cash expenditures were $253 million and $511 million during the first three months of 2021 and 2020, respectively. The decrease in capital investment is reflective of the Company’s reduced capital program to align with anticipated operating cash flows. The Company operated an average of 9 drilling rigs and 21 drilling rigs during the first quarter of 2021 and 2020, respectively.
Additions to Altus Gathering, Processing, and Transmission (GPT) Facilities The Company’s cash expenditures for GPT facilities totaled $1 million and $19 million during the first three months of 2021 and 2020, respectively, nearly all comprising midstream infrastructure expenditures incurred by Altus, which were substantially completed as of December 31, 2019. Altus management believes its existing GPT infrastructure capacity is capable of fulfilling its midstream contracts to service the Company’s production from Alpine High and any third-party customers. As such, Altus expects capital requirements for its existing infrastructure assets for the remainder of 2021 to be minimal.
Leasehold and Property Acquisitions The Company completed leasehold and property acquisitions for total cash consideration of $2 million and $1 million during the first three months of 2021 and 2020, respectively.
Contributions to Altus Equity Method Interests Altus made contributions of $21 million and $83 million during the first three months of 2021 and 2020, respectively, for equity interests in the equity method interest pipelines. For more information regarding the Company’s equity method interests, refer to Note 6—Equity Method Interests in the Notes to Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Payments Apache Credit Facility During the first three months of 2021, Apache made payments of $85 million on its revolving credit facility borrowings.
Payments on Fixed-Rate Debt During the first three months of 2021, Apache purchased in the open market and canceled senior notes issued under its indentures in an aggregate principal amount of $7 million for an aggregate purchase price of $6 million in cash, including accrued interest and broker fees, reflecting a discount to par of an aggregate $1 million. No gain or loss was recognized on these repurchases.
The Company expects that Apache intends to reduce debt outstanding under its indentures from time to time.
Dividends The Company paid common stock dividends of $9 million and $94 million during the first three months of 2021 and 2020, respectively. In the first quarter of 2020, the Company’s Board of Directors approved a reduction in the Company’s quarterly dividend per share from $0.25 per share to $0.025 per share, effective for all dividends payable after March 12, 2020.
Distributions to Noncontrolling Interest - Egypt Sinopec International Petroleum Exploration and Production Corporation (Sinopec) holds a one-third minority participation interest in the Company’s oil and gas operations in Egypt. The Company made cash distributions totaling $40 million and $32 million to Sinopec during the first three months of 2021 and 2020, respectively.
Distributions to Altus Preferred Units limited partners Altus Midstream LP paid cash distributions of $11 million to its limited partners holding Preferred Units for the first three months of 2021. No cash distributions were made during the first three months of 2020. For more information regarding the Preferred Units, refer to Note 12—Redeemable Noncontrolling Interest - Altus in the Notes to Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Liquidity
The following table presents a summary of the Company’s key financial indicators:

	March 31, 2021	December 31, 2020
	(In millions)
Cash and cash equivalents	$538	$262
Total debt - Apache	8,058	8,148
Total debt - Altus	657	624
Total deficit	(261)	(645)
Available committed borrowing capacity - Apache	3,125	2,944
Available committed borrowing capacity - Altus	141	176
Cash and Cash Equivalents As of March 31, 2021, the Company had $538 million in cash and cash equivalents, of which approximately $51 million was held by Altus. The majority of the Company’s cash is invested in highly liquid, investment grade instruments with maturities of three months or less at the time of purchase.
Debt As of March 31, 2021, the Company had total debt outstanding of $8.7 billion, which consisted of notes, debentures, credit facility borrowings, and finance lease obligations. As of March 31, 2021, the Company’s current debt outstanding included finance lease obligations of $2 million.
Committed Credit Facilities In March 2018, Apache entered into a revolving credit facility with commitments totaling $4.0 billion. In March 2019, the term of this facility was extended by one year to March 2024 (subject to Apache’s remaining one-year extension option) pursuant to Apache’s exercise of an extension option. Apache can increase commitments up to $5.0 billion by adding new lenders or obtaining the consent of any increasing existing lenders. The facility includes a letter of credit subfacility of up to $3.0 billion, of which $2.08 billion was committed as of March 31, 2021. The facility is for general corporate purposes. Letters of credit are available for security needs, including in respect of North Sea decommissioning obligations. The facility has no collateral requirements, is not subject to borrowing base redetermination, and has no drawdown restrictions or prepayment obligations in the event of a decline in credit ratings.
As of March 31, 2021, there were $65 million of borrowings and aggregate £573 million and $20 million in letters of credit outstanding under this facility. As of December 31, 2020, there were $150 million of borrowings and an aggregate £633 million and $40 million in letters of credit outstanding under this facility. The outstanding letters of credit denominated in pounds were issued to support North Sea decommissioning obligations, the terms of which required such support after Standard & Poor’s reduced Apache’s credit rating from BBB to BB+ on March 26, 2020.
In November 2018, Altus Midstream LP entered into a revolving credit facility for general corporate purposes that matures in November 2023 (subject to Altus Midstream LP’s two, one-year extension options). The agreement for this facility, as amended, provides aggregate commitments from a syndicate of banks of $800 million. All aggregate commitments include a letter of credit subfacility of up to $100 million and a swingline loan subfacility of up to $100 million. Altus Midstream LP may increase commitments up to an aggregate $1.5 billion by adding new lenders or obtaining the consent of any increasing existing lenders. As of March 31, 2021, there were $657 million of borrowings and a $2 million letter of credit outstanding under this facility. As of December 31, 2020, there were $624 million of borrowings and no letters of credit outstanding under this facility. The Altus Midstream LP credit facility is unsecured and is not guaranteed by APA or any of its subsidiaries, including Apache.
Apache and Altus Midstream LP were in compliance with the terms of their respective credit facilities as of March 31, 2021.
Uncommitted Credit Facilities Apache from time to time has and uses uncommitted credit and letter of credit facilities for working capital and credit support purposes. As of March 31, 2021 and December 31, 2020, there were no borrowings and £34 million and $17 million in letters of credit outstanding under these facilities.
Commercial Paper Program Apache’s $3.5 billion commercial paper program, which is subject to market availability, facilitates Apache borrowing funds for up to 270 days. As a result of downgrades in Apache’s credit ratings during 2020, the Company does not expect that Apache’s commercial paper program will be cost competitive with its other financing alternatives and does not anticipate that Apache will use it under such circumstances. As of March 31, 2021 and December 31, 2020, no commercial paper was outstanding.

Off-Balance Sheet Arrangements The Company enters into customary agreements in the oil and gas industry for drilling rig commitments, firm transportation agreements, and other obligations as described in “Contractual Obligations” in Part II, Item 7 of Apache Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. There have been no material changes to the contractual obligations described therein.
Potential Asset Retirement Obligations
The Company has potential exposure to future obligations related to divested properties. Apache has divested various leases, wells, and facilities located in the Gulf of Mexico (GOM) where the purchasers typically assume all obligations to plug, abandon, and decommission the associated wells, structures, and facilities acquired. One or more of the counterparties in these transactions could, either as a result of the severe decline in oil and natural gas prices or other factors related to the historical or future operations of their respective businesses, face financial problems that may have a significant impact on their solvency and ability to continue as a going concern. If a purchaser of the Company’s GOM assets becomes the subject of a case or proceeding under relevant insolvency laws or otherwise fails to perform required abandonment obligations, APA could be required to perform such actions under applicable federal laws and regulations. In such event, APA may be forced to use available cash to cover the costs of such liabilities and obligations should they arise.
In 2013, the Company sold its GOM Shelf operations and properties (Legacy GOM Assets) to Fieldwood Energy LLC (Fieldwood). Under the terms of the purchase agreement, the Company received cash consideration of $3.75 billion and Fieldwood assumed $1.5 billion of discounted asset abandonment liabilities as of the disposition date. In respect of such abandonment liabilities, Fieldwood posted letters of credit in favor of the Company (Letters of Credit) and established a trust account (Trust A), which is funded by a 10 percent net profits interest depending on future oil prices and of which the Company is the beneficiary. On February 14, 2018, Fieldwood filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In connection with the 2018 bankruptcy, Fieldwood confirmed a plan under which the Company agreed, inter alia, to accept bonds in exchange for certain of the Letters of Credit. Currently, the Company holds two bonds (Bonds) and the remaining Letters of Credit to secure Fieldwood’s asset retirement obligations (AROs) on the Legacy GOM Assets as and when such abandonment and decommissioning obligations are required to be performed over the remaining life of the Legacy GOM Assets.
On August 3, 2020, Fieldwood again filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Fieldwood has submitted a plan of reorganization, and the Company has been engaged in discussions with Fieldwood and other interested parties regarding such plan. If approved by the bankruptcy court, the submitted plan would separate the Legacy GOM Assets into a standalone company, and proceeds of production of the Legacy GOM Assets will be used for the AROs. If the proceeds of production are insufficient for such AROs, then the Company expects that it may be required by the relevant governmental authorities to perform such AROs, in which case it will apply the Bonds, remaining Letters of Credit, and Trust A to pay for the AROs. In addition, after such sources have been exhausted, the Company has agreed to provide a standby loan of up to $400 million to perform decommissioning, with such standby loan secured by a first and prior lien on the Legacy GOM assets. If the foregoing is insufficient, the Company may be forced to use available cash to cover any additional costs it incurs for performing such AROs.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
The Company’s revenues, earnings, cash flow, capital investments and, ultimately, future rate of growth are highly dependent on the prices the Company receives for its crude oil, natural gas, and NGLs, which have historically been very volatile because of unpredictable events such as economic growth or retraction, weather, political climate, and global supply and demand. These factors have only been heightened as the result of continuing negative demand implications of the COVID-19 pandemic became more apparent. The Company continually monitors its market risk exposure, including the impact and developments related to the COVID-19 pandemic, which introduced significant volatility in the financial markets subsequent to the year ended December 31, 2019.
The Company’s average crude oil realizations increased 23 percent from $48.31 per barrel to $59.62 per barrel during the first quarter of 2020 and 2021, respectively. The Company’s average natural gas price realizations increased 182 percent from $1.47 per Mcf to $4.14 per Mcf during the first quarters of 2020 and 2021, respectively. The Company’s average NGL realizations increased 126 percent from $10.51 per barrel to $23.79 per barrel during the first quarter of 2020 and 2021, respectively. Based on average daily production for the first quarter of 2021, a $1.00 per barrel change in the weighted average realized oil price would have increased or decreased revenues for the quarter by approximately $17 million, a $0.10 per Mcf change in the weighted average realized price of natural gas would have increased or decreased revenues for the quarter by approximately $8 million, and a $1.00 per barrel change in the weighted average realized NGL price would have increased or decreased revenues for the quarter by approximately $5 million.

The Company periodically enters into derivative positions on a portion of its projected oil and natural gas production through a variety of financial and physical arrangements intended to manage fluctuations in cash flows resulting from changes in commodity prices. Such derivative positions may include the use of futures contracts, swaps, and/or options. The Company does not hold or issue derivative instruments for trading purposes. As of March 31, 2021, the Company had open natural gas derivatives not designated as cash flow hedges in an asset position with a fair value of $14 million. A 10 percent increase in gas prices would decrease the asset by approximately $1 million, while a 10 percent decrease in prices would increase the asset by approximately $1 million. As of March 31, 2021, the Company had open oil derivatives not designated as cash flow hedges in an asset position with a fair value of $24 million. A 10 percent increase in oil prices would move the derivatives to a liability position of $85 million, while a 10 percent decrease in prices would increase the asset to approximately $133 million. These fair value changes assume volatility based on prevailing market parameters at March 31, 2021. Refer to Note 4—Derivative Instruments and Hedging Activities in the Notes to Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for notional volumes and terms with the Company’s derivative contracts.
Interest Rate Risk
At March 31, 2021, outstanding notes and debentures totaled $8.0 billion, net, all of which was fixed-rate debt, with a weighted average interest rate of 4.98 percent. Although near-term changes in interest rates may affect the fair value of fixed-rate debt, such changes do not expose the Company to the risk of earnings or cash flow loss associated with that debt. The Company is also exposed to interest rate risk related to its interest-bearing cash and cash equivalents balances and amounts outstanding under the indentures, credit facilities, and commercial paper program. As of March 31, 2021, the Company’s cash and cash equivalents totaled approximately $538 million, approximately 47 percent of which was invested in money market funds and short-term investments with major financial institutions. As of March 31, 2021, Apache Corporation and Altus Midstream LP had outstanding borrowings of $65 million and $657 million, respectively, under their respective revolving credit facilities. A change in the interest rate applicable to short-term investments and credit facility borrowings would have an immaterial impact on earnings and cash flows but could impact interest costs associated with future debt issuances or any future borrowings.
Foreign Currency Exchange Rate Risk
The Company’s cash activities relating to certain international operations is based on the U.S. dollar equivalent of cash flows measured in foreign currencies. The Company’s North Sea production is sold under U.S. dollar contracts, and the majority of costs incurred are paid in British pounds. In Egypt, substantially all oil and gas production is sold under U.S. dollar contracts, and the majority of the costs incurred are denominated in U.S. dollars. Transactions denominated in British pounds are converted to U.S. dollar equivalents based on the average exchange rates during the period.
Foreign currency gains and losses also arise when monetary assets and monetary liabilities denominated in foreign currencies are translated at the end of each month. Currency gains and losses are included as either a component of “Other” under “Revenues and Other” or, as is the case when the Company re-measures its foreign tax liabilities, as a component of the Company’s provision for income tax expense on the statement of consolidated operations. A foreign currency net gain or loss of $5 million would result from a 10 percent weakening or strengthening, respectively, in the British pound as of March 31, 2021.
The Company is subject to increased foreign currency risk associated with the effects of the U.K.’s withdrawal from the European Union. The Company has periodically entered into foreign exchange contracts in order to minimize the impact of fluctuating exchange rates for the British pound on the Company’s operating expenses. The Company had no outstanding foreign exchange derivative contracts as of March 31, 2021.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Company’s Chief Executive Officer and President, in his capacity as principal executive officer, and Stephen J. Riney, the Company’s Executive Vice President and Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2021, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that the information the Company is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
The Company periodically reviews the design and effectiveness of our disclosure controls, including compliance with various laws and regulations that apply to our operations both inside and outside the United States. The Company makes modifications to improve the design and effectiveness of our disclosure controls, and may take other corrective action, if the Company’s reviews identify deficiencies or weaknesses in its controls.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
Refer to Part I, Item 3—Legal Proceedings of Apache Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and Note 12—Commitments and Contingencies in the Notes to the Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q (which is hereby incorporated by reference herein), for a description of material legal proceedings.
ITEM 1A.    RISK FACTORS
Except as set forth herein, there have been no material changes to the risk factors disclosed under Part I, Item 1A—Risk Factors of Apache Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Given the nature of their respective businesses, Apache Corporation and Altus Midstream Company may be subject to different or additional risks than those applicable to the Company. For a description of these risks, refer to the applicable disclosures in Apache Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and Altus Midstream Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.
RISKS RELATED TO THE COMPANY’S HOLDING COMPANY STRUCTURE
The Company is dependent on the operations and funds of its subsidiaries, including Apache.
The Company has no business operations of its own, and the Company’s only significant assets are the outstanding equity interests of its subsidiaries, including Apache. As a result, the Company relies on cash flows from its subsidiaries, including Apache, to pay dividends with respect to its common stock and to meet its financial obligations, including to service any debt obligations that the Company may incur from time to time in the future. Legal and contractual restrictions in agreements governing future indebtedness of any of the Company’s subsidiaries, as well as the financial condition and future operating requirements of any such subsidiaries, in each case, including Apache, may limit such subsidiaries’ ability to distribute cash to the Company. If Apache or any of the Company’s other subsidiaries is limited in its ability to distribute cash to the Company, or if the earnings or other available assets of the Company’s subsidiaries are not sufficient to pay distributions or make loans to the Company in the amounts or at the times necessary for the Company to pay dividends with respect to its common stock and/or to meet its financial obligations, then the Company’s business, financial condition, cash flows, results of operations, and reputation may be materially adversely affected.
The Company may not obtain the anticipated benefits of the holding company structure.
The anticipated benefits of the holding company structure may not be obtained by the Company if circumstances prevent the Company from taking advantage of the strategic and business opportunities that it expects the structure may afford it. As a result, the Company may incur costs associated with the holding company structure without realizing the anticipated benefits, which could adversely affect the Company’s business, financial condition, cash flows, and results of operations.
Management has dedicated and continues to dedicate significant efforts to implementation of the new holding company structure. These efforts may divert management’s focus and resources from the Company’s strategic initiatives or business opportunities, which could adversely affect the Company’s prospects, business, financial condition, cash flows, and results of operations.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In 2013 and 2014, the Company’s Board of Directors authorized the purchase of up to 40 million shares of the Company’s common stock, and during the fourth quarter of 2018, the Company’s Board of Directors authorized the purchase of up to 40 million additional shares of the Company’s common stock. Shares may be purchased either in the open market or through privately held negotiated transactions. The Company initiated the buyback program on June 10, 2013, and, through March 31, 2021, had repurchased a total of 40 million shares at an average price of $79.18 per share. The Company is not obligated to acquire any specific number of shares and did not purchase any shares during the first three months of 2021.

ITEM 6.    EXHIBITS

2.1	–
Agreement and Plan of Merger, dated as of March 1, 2021, by and among Apache Corporation, Registrant, and APA Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed March 1, 2021, SEC File No. 001-40144).

3.1	–
Amended and Restated Certificate of Incorporation of Registrant, dated March 1, 2021, as filed with the Secretary of State of the State of Delaware on March 1, 2021 (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed March 1, 2021, SEC File No. 001-40144).

3.2	–	Amended and Restated Bylaws of Registrant, dated March 1, 2021 (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K dated March 1, 2021, SEC File No. 001-40144).
10.1	–
Assignment and Assumption Agreement, dated as of March 1, 2021, by and between Registrant and Apache Corporation (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed March 1, 2021, SEC File No. 001-40144).

10.2	–
APA Corporation Income Continuance Plan, as amended and restated effective as of March 1, 2021 (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed March 1, 2021, SEC File No. 001-40144).

10.3	–
APA Corporation Executive Termination Policy, as amended and restated effective as of March 1, 2021 (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed March 1, 2021, SEC File No. 001-40144).

10.4	–
First Amendment to the APA Corporation 2007 Omnibus Equity Compensation Plan, dated March 1, 2021 (incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed March 1, 2021, SEC File No. 001-40144).

10.5	–
Second Amendment to the APA Corporation 2011 Omnibus Equity Compensation Plan, dated March 1, 2021 (incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed March 1, 2021, SEC File No. 001-40144).

10.6	–
Second Amendment to the APA Corporation 2016 Omnibus Equity Compensation Plan, dated March 1, 2021 (incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed March 1, 2021, SEC File No. 001-40144).

10.7	–
Amendment of Restricted Stock Unit Award Agreement, dated March 1, 2021 (incorporated by reference to Exhibit 10.7 to Registrant’s Current Report on Form 8-K filed March 1, 2021, SEC File No. 001-40144).

10.8	–	Amendment of Performance Share Grant Agreement, dated March 1, 2021 (incorporated by reference to Exhibit 10.8 to Registrant’s Current Report on Form 8-K filed March 1, 2021, SEC File No. 001-40144).
10.9	–	Amendment of Stock Option Grant Agreement, dated March 1, 2021 (incorporated by reference to Exhibit 10.9 to Registrant’s Current Report on Form 8-K filed March 1, 2021, SEC File No. 001-40144).
10.10	–
Amendment to Apache Corporation 401(k) Savings Plan, dated March 1, 2021 (incorporated by reference to Exhibit 10.10 to Registrant’s Current Report on Form 8-K filed March 1, 2021, SEC File No. 001-40144).

10.11	–
Amendment to Apache Corporation Non-Qualified Retirement/Savings Plan, dated March 1, 2021 (incorporated by reference to Exhibit 10.11 to Registrant’s Current Report on Form 8-K filed March 1, 2021, SEC File No. 001-40144).

10.12	–
Amendment to Apache Corporation Non-Qualified Restorative Retirement Savings Plan, dated March 1, 2021 (incorporated by reference to Exhibit 10.12 to Registrant’s Current Report on Form 8-K filed March 1, 2021, SEC File No. 001-40144).

*31.1	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Executive Officer.
*31.2	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Financial Officer.
*32.1	–	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer and Principal Financial Officer.
*101	–	The following financial statements from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Statement of Consolidated Operations, (ii) Statement of Consolidated Comprehensive Income (Loss), (iii) Statement of Consolidated Cash Flows, (iv) Consolidated Balance Sheet, (v) Statement of Consolidated Changes in Equity (Deficit) and Noncontrolling Interest and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
*101.SCH	–	Inline XBRL Taxonomy Schema Document.
*101.CAL	–	Inline XBRL Calculation Linkbase Document.
*101.DEF	–	Inline XBRL Definition Linkbase Document.
*101.LAB	–	Inline XBRL Label Linkbase Document.
*101.PRE	–	Inline XBRL Presentation Linkbase Document.
*104	–	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*    Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

APA CORPORATION

Dated:	May 6, 2021	/s/ STEPHEN J. RINEY
Stephen J. Riney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	May 6, 2021	/s/ REBECCA A. HOYT
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer, and Controller
(Principal Accounting Officer)