Form 10-Q
period 2021-06-30
APA Corp
filed 2021-08-05
CIK 1841666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of registrant’s common stock outstanding as of July 31, 2021	378,021,539

FORWARD-LOOKING STATEMENTS AND RISKS
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected revenues, projected costs, and plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on the Company’s examination of historical operating trends, the information that was used to prepare its estimate of proved reserves as of December 31, 2020, and other data in the Company’s possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” “continue,” “seek,” “guidance,” “might,” “outlook,” “possibly,” “potential,” “prospect,” “should,” “would,” or similar terminology, but the absence of these words does not mean that a statement is not forward looking. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable under the circumstances, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, its assumptions about:
•the scope, duration, and reoccurrence of any epidemics or pandemics (including, specifically, the coronavirus disease 2019 (COVID-19) pandemic and any related variant) and the actions taken by third parties, including, but not limited to, governmental authorities, customers, contractors, and suppliers, in response to such epidemics or pandemics;
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
•other risks and uncertainties disclosed in the Company’s second-quarter 2021 earnings release;
•other factors disclosed under Part II, Item 1A—Risk Factors in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021;
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

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions, except share data)
REVENUES AND OTHER:
Oil, natural gas, and natural gas liquids production revenues	$1,514	$697	$2,945	$1,933
Purchased oil and gas sales	242	55	682	163
Total revenues	1,756	752	3,627	2,096
Derivative instrument gains (losses), net	(113)	(175)	45	(278)
Gain on divestitures, net	65	—	67	25
Other, net	74	19	135	32
	1,782	596	3,874	1,875
OPERATING EXPENSES:
Lease operating expenses	311	264	575	599
Gathering, processing, and transmission	61	72	119	143
Purchased oil and gas costs	262	46	756	132
Taxes other than income	51	23	95	56
Exploration	26	72	75	129
General and administrative	86	94	169	162
Transaction, reorganization, and separation	4	10	4	37
Depreciation, depletion, and amortization	351	418	693	984
Asset retirement obligation accretion	28	27	56	54
Impairments	—	20	—	4,492
Financing costs, net	107	(34)	217	69
	1,287	1,012	2,759	6,857
NET INCOME (LOSS) BEFORE INCOME TAXES	495	(416)	1,115	(4,982)
Current income tax provision (benefit)	131	(27)	280	62
Deferred income tax benefit	(44)	(11)	(23)	(44)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	408	(378)	858	(5,000)
Net income (loss) attributable to noncontrolling interest - Egypt	41	(11)	83	(162)
Net income (loss) attributable to noncontrolling interest - Altus	27	—	28	(9)
Net income attributable to Altus Preferred Unit limited partners	24	19	43	37
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$316	$(386)	$704	$(4,866)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.83	$(1.02)	$1.86	$(12.88)
Diluted	$0.82	$(1.02)	$1.86	$(12.88)
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	378	378	378	378
Diluted	379	378	379	378

The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	$408	$(378)	$858	$(5,000)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Share of equity method interests other comprehensive income (loss)	—	—	1	(1)
COMPREHENSIVE INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	408	(378)	859	(5,001)
Comprehensive income (loss) attributable to noncontrolling interest - Egypt	41	(11)	83	(162)
Comprehensive income (loss) attributable to noncontrolling interest - Altus	27	—	28	(9)
Comprehensive income attributable to Altus Preferred Unit limited partners	24	19	43	37
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$316	$(386)	$705	$(4,867)

The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) including noncontrolling interests	$858	$(5,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized derivative instrument losses, net	55	241
Gain on divestitures, net	(67)	(25)
Exploratory dry hole expense and unproved leasehold impairments	46	97
Depreciation, depletion, and amortization	693	984
Asset retirement obligation accretion	56	54
Impairments	—	4,492
Deferred income tax benefit	(23)	(44)
Gain on extinguishment of debt	(1)	(140)
Other, net	(14)	14
Changes in operating assets and liabilities:
Receivables	(165)	183
Inventories	20	25
Drilling advances and other current assets	43	(26)
Deferred charges and other long-term assets	(18)	(16)
Accounts payable	157	(147)
Accrued expenses	17	(148)
Deferred credits and noncurrent liabilities	(17)	42
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,640	586
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to upstream oil and gas property	(558)	(838)
Additions to Altus gathering, processing, and transmission (GPT) facilities	(1)	(25)
Leasehold and property acquisitions	(3)	(3)
Contributions to Altus equity method interests	(24)	(154)
Proceeds from sale of oil and gas properties	181	126
Other, net	12	(23)
NET CASH USED IN INVESTING ACTIVITIES	(393)	(917)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments on) Apache credit facility, net	(150)	565
Proceeds from Altus credit facility, net	33	97
Payments on Apache fixed-rate debt	(20)	(264)
Distributions to noncontrolling interest - Egypt	(60)	(40)
Distributions to Altus Preferred Unit limited partners	(23)	—
Dividends paid to APA common stockholders	(19)	(104)
Other, net	(21)	(35)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(260)	219

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	987	(112)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	262	247
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,249	$135

SUPPLEMENTARY CASH FLOW DATA:
Interest paid, net of capitalized interest	$233	$212
Income taxes paid, net of refunds	231	80

The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30, 2021	December 31, 2020
	(In millions, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($75 and $24 related to Altus VIE)	$1,249	$262
Receivables, net of allowance of $99 and $95	1,068	908
Other current assets (Note 5) ($9 and $5 related to Altus VIE)	628	676
	2,945	1,846
PROPERTY AND EQUIPMENT:
Oil and gas properties	40,437	41,819
Gathering, processing, and transmission facilities ($206 and $206 related to Altus VIE)	668	670
Other ($4 and $3 related to Altus VIE)	1,140	1,140
Less: Accumulated depreciation, depletion, and amortization ($19 and $13 related to Altus VIE)	(33,744)	(34,810)
	8,501	8,819
OTHER ASSETS:
Equity method interests (Note 6) ($1,554 and $1,555 related to Altus VIE)	1,554	1,555
Deferred charges and other ($9 and $5 related to Altus VIE)	512	526
	$13,512	$12,746

LIABILITIES, NONCONTROLLING INTEREST, AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$603	$444
Current debt	215	2
Other current liabilities (Note 7) ($11 and $4 related to Altus VIE)	955	862
	1,773	1,308
LONG-TERM DEBT (Note 9) ($657 and $624 related to Altus VIE)	8,420	8,770
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	194	215
Asset retirement obligation (Note 8) ($66 and $64 related to Altus VIE)	1,893	1,888
Other ($131 and $144 related to Altus VIE)	539	602
	2,626	2,705
REDEEMABLE NONCONTROLLING INTEREST - ALTUS PREFERRED UNIT LIMITED PARTNERS (Note 12)	617	608
EQUITY (DEFICIT):
Common stock, $0.625 par, 860,000,000 shares authorized, 418,960,548 and 418,429,375 shares issued, respectively	262	262
Paid-in capital	11,704	11,735
Accumulated deficit	(9,757)	(10,461)
Treasury stock, at cost, 40,943,612 and 40,946,745 shares, respectively	(3,188)	(3,189)
Accumulated other comprehensive income	15	14
APA SHAREHOLDERS’ DEFICIT	(964)	(1,639)
Noncontrolling interest - Egypt	948	925
Noncontrolling interest - Altus	92	69
TOTAL EQUITY (DEFICIT)	76	(645)
	$13,512	$12,746

The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY (DEFICIT) AND NONCONTROLLING INTEREST
(Unaudited)

	Redeemable Noncontrolling Interest - Altus Preferred Unit Limited Partners	Common Stock	Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	APA SHAREHOLDERS’ EQUITY (DEFICIT)	Noncontrolling Interests	TOTAL EQUITY (DEFICIT)
	(In millions)
For the Quarter Ended June 30, 2020
Balance at March 31, 2020	$573	$262	$11,747	$(10,081)	$(3,189)	$15	$(1,246)	$1,018	$(228)
Net loss attributable to common stock	—	—	—	(386)	—	—	(386)	—	(386)
Net loss attributable to noncontrolling interest - Egypt	—	—	—	—	—	—	—	(11)	(11)
Net income attributable to Altus Preferred Unit holders	19	—	—	—	—	—	—	—	—
Distributions to noncontrolling interest - Egypt	—	—	—	—	—	—	—	(8)	(8)
Common dividends declared ($0.025 per share)	—	—	(9)	—	—	—	(9)	—	(9)
Other	—	—	6	—	—	—	6	—	6
Balance at June 30, 2020	$592	$262	$11,744	$(10,467)	$(3,189)	$15	$(1,635)	$999	$(636)

For the Quarter Ended June 30, 2021
Balance at March 31, 2021	$605	$262	$11,727	$(10,073)	$(3,189)	$15	$(1,258)	$997	$(261)
Net income attributable to common stock	—	—	—	316	—	—	316	—	316
Net income attributable to noncontrolling interest - Egypt	—	—	—	—	—	—	—	41	41
Net income attributable to noncontrolling interest - Altus	—	—	—	—	—	—	—	27	27
Net income attributable to Altus Preferred Unit limited partners	24	—	—	—	—	—	—	—	—
Distributions payable to Altus Preferred Unit limited partners	(12)	—	—	—	—	—	—	—	—
Distributions to noncontrolling interest - Egypt	—	—	—	—	—	—	—	(20)	(20)
Common dividends declared ($0.025 per share)	—	—	(10)	—	—	—	(10)	—	(10)
Other	—	—	(13)	—	1	—	(12)	(5)	(17)
Balance at June 30, 2021	$617	$262	$11,704	$(9,757)	$(3,188)	$15	$(964)	$1,040	$76

The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY (DEFICIT) AND NONCONTROLLING INTEREST - Continued
(Unaudited)

	Redeemable Noncontrolling Interest - Altus Preferred Unit Limited Partners	Common Stock	Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	APA SHAREHOLDERS’ EQUITY (DEFICIT)	Noncontrolling Interests	TOTAL EQUITY (DEFICIT)
	(In millions)
For the Six Months Ended June 30, 2020
Balance at December 31, 2019	$555	$261	$11,769	$(5,601)	$(3,190)	$16	$3,255	$1,210	$4,465
Net loss attributable to common stock	—	—	—	(4,866)	—	—	(4,866)	—	(4,866)
Net loss attributable to noncontrolling interest - Egypt	—	—	—	—	—	—	—	(162)	(162)
Net loss attributable to noncontrolling interest - Altus	—	—	—	—	—	—	—	(9)	(9)
Net income attributable to Altus Preferred Unit holders	37	—	—	—	—	—	—	—	—
Distributions to noncontrolling interest - Egypt	—	—	—	—	—	—	—	(40)	(40)
Common dividends declared ($0.025 per share)	—	—	(19)	—	—	—	(19)	—	(19)
Other	—	1	(6)	—	1	(1)	(5)	—	(5)
Balance at June 30, 2020	$592	$262	$11,744	$(10,467)	$(3,189)	$15	$(1,635)	$999	$(636)

For the Six Months Ended June 30, 2021
Balance at December 31, 2020	$608	$262	$11,735	$(10,461)	$(3,189)	$14	$(1,639)	$994	$(645)
Net income attributable to common stock	—	—	—	704	—	—	704	—	704
Net income attributable to noncontrolling interest - Egypt	—	—	—	—	—	—	—	83	83
Net income attributable to noncontrolling interest - Altus	—	—	—	—	—	—	—	28	28
Net income attributable to Altus Preferred Unit limited partners	43	—	—	—	—	—	—	—	—
Distributions payable to Altus Preferred Unit limited partners	(11)	—	—	—	—	—	—	—	—
Distributions paid to Altus Preferred Unit limited partners	(23)	—	—	—	—	—	—	—	—
Distributions to noncontrolling interest - Egypt	—	—	—	—	—	—	—	(60)	(60)
Common dividends declared ($0.025 per share)	—	—	(19)	—	—	—	(19)	—	(19)
Other	—	—	(12)	—	1	1	(10)	(5)	(15)
Balance at June 30, 2021	$617	$262	$11,704	$(9,757)	$(3,188)	$15	$(964)	$1,040	$76

The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
These consolidated financial statements have been prepared by APA Corporation (APA or the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods, on a basis consistent with the annual audited financial statements, with the exception of recently adopted accounting pronouncements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. This Quarterly Report on Form 10-Q should be read along with the Annual Report on Form 10-K of Apache Corporation, the Company’s predecessor registrant, for the fiscal year ended December 31, 2020, which contains a summary of the Company’s significant accounting policies and other disclosures.
On January 4, 2021, Apache Corporation announced plans to implement a holding company reorganization (the Holding Company Reorganization), which was thereafter completed on March 1, 2021. In connection with the Holding Company Reorganization, Apache Corporation became a direct, wholly-owned subsidiary of APA Corporation, and all of Apache Corporation’s outstanding shares were automatically converted into equivalent corresponding shares of APA. Pursuant to the Holding Company Reorganization, APA became the successor issuer to Apache Corporation pursuant to Rule 12g-3(a) under the Exchange Act and replaced Apache Corporation as the public company trading on the Nasdaq Global Select Market under the ticker symbol “APA.” The Holding Company Reorganization modernized the Company’s operating and legal structure to more closely align with its growing international presence, making it more consistent with other companies that have subsidiaries operating around the globe.
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of June 30, 2021, the Company's significant accounting policies are consistent with those discussed in Note 1—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in Apache Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The Company’s financial statements for prior periods include reclassifications that were made to conform to the current-year presentation.
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
Use of Estimates
Preparation of financial statements in conformity with GAAP and disclosure of contingent assets and liabilities require management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. The Company evaluates its estimates and assumptions on a regular basis. Actual results may differ from these estimates and assumptions used in preparation of the Company’s financial statements and changes in these estimates are recorded when known.
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
Fair value measurements are recorded on a nonrecurring basis when certain qualitative assessments of the Company’s assets indicate potential impairment. Asset impairments recorded in connection with fair value assessments were as follows:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Oil and gas proved property	$—	$20	$—	$4,319
Gathering, processing, and transmission facilities	—	—	—	68
Goodwill	—	—	—	87
Inventory and other	—	—	—	18
Total Impairments	$—	$20	$—	$4,492
The Company recorded no asset impairments in connection with fair value assessments during the first six months of 2021.

During the second quarter of 2020, the Company recorded asset impairments totaling $20 million in connection with fair value assessments on proved property in Egypt. These properties were impaired to their estimated fair values as a result of changes to planned development activity.
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
The significant decline in crude oil and natural gas prices, as well as longer-term commodity price outlooks, related to reduced demand for oil and natural gas as a result of the COVID-19 pandemic and related governmental actions indicated possible impairment of the Company’s proved and unproved oil and gas properties in early 2020. In addition to estimating risk-adjusted reserves and future production volumes, estimated future commodity prices are the largest driver in variability of undiscounted pre-tax cash flows. Expected cash flows were estimated based on management’s views of published West Texas Intermediate (WTI), Brent, and Henry Hub forward pricing as of the balance sheet dates. Other significant assumptions and inputs used to calculate estimated future cash flows include estimates for future development activity, exploration plans and remaining lease terms. A 10 percent discount rate, based on a market-based weighted-average cost of capital estimate, was applied to the undiscounted cash flow estimate to value all of the Company’s asset groups that were subject to impairment charges in the first and second quarters of 2020.
The following table represents non-cash impairment charges of the carrying value of the Company’s proved and unproved properties:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Proved Properties:
U.S.	$—	$—	$—	$3,938
Egypt	—	20	—	374
North Sea	—	—	—	7
Total proved properties	$—	$20	$—	$4,319

Unproved Properties:
U.S.	$1	$29	$17	$46
Egypt	2	2	4	4
Total unproved properties	$3	$31	$21	$50
Proved properties impaired during the first and second quarters of 2020 had aggregate fair values of $1.9 billion and $32 million, respectively.
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

Gathering, Processing, and Transmission Facilities
GPT facilities totaled $668 million and $670 million as of June 30, 2021 and December 31, 2020, respectively, with accumulated depreciation for these assets totaling $358 million and $323 million for the respective periods. GPT facilities are depreciated on a straight-line basis over the estimated useful lives of the assets. The estimation of useful life takes into consideration anticipated production lives from the fields serviced by the GPT assets, whether APA-operated or third party-operated, as well as potential development plans by the Company for undeveloped acreage within, or close to, those fields.
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
Revenue Recognition
There have been no significant changes to the Company’s contracts with customers during the six months ended June 30, 2021 and 2020.
Payments under all contracts with customers are typically due and received within a short-term period of one year or less after physical delivery of the product or service has been rendered. Receivables from contracts with customers, net of allowance for credit losses, were $993 million and $670 million as of June 30, 2021 and December 31, 2020, respectively. Refer to Note 14—Business Segment Information for a disaggregation of oil, gas, and natural gas production revenue by product and reporting segment.
Oil and gas production revenues from non-customers represent income taxes paid to the Arab Republic of Egypt by Egyptian General Petroleum Corporation on behalf of the Company. Revenue and associated expenses related to such tax volumes are recorded as “Oil, natural gas, and natural gas liquids production revenues” and “Current income tax provision,” respectively, in the Company’s statement of consolidated operations.
The following table presents the Company’s revenues generated from contracts with customers and non-customers:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Production revenues from customers	$1,407	$715	$2,732	$1,903
Production revenues from non-customers	107	(18)	213	30
Total production revenues	$1,514	$697	$2,945	$1,933

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
Transaction, Reorganization, and Separation (TRS)
In recent years, the Company streamlined its portfolio through strategic divestitures and centralized certain operational activities in an effort to capture greater efficiencies and cost savings through shared services. In light of the continued streamlining of the Company’s asset portfolio through divestitures and strategic transactions, in late 2019, management initiated a comprehensive redesign of the Company’s organizational structure and operations. Efforts related to this reorganization were substantially completed during 2020. The Company incurred and paid a cumulative total of $79 million of reorganization costs through December 31, 2020. An additional $4 million of reorganization costs were incurred in the second quarter and first six months of 2021, primarily related to ongoing consulting and separation activities in the Company’s international operations.
The Company recorded $10 million and $37 million of TRS costs during the second quarter and first six months of 2020, respectively. TRS costs incurred in the first six months of 2020 comprised $34 million of separation costs associated with the reorganization, $2 million for transaction consulting fees, and $1 million of office closure costs.
2.    ACQUISITIONS AND DIVESTITURES
2021 Activity
During the second quarter of 2021, the Company completed the sale of certain non-core assets in the Permian Basin with a net carrying value of $157 million, for cash proceeds of $178 million and the assumption of asset retirement obligations of $44 million. The Company recognized a gain of approximately $65 million in connection with the sale.
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
2020 Activity
During the second quarter and first six months of 2020, the Company completed leasehold and property acquisitions, primarily in the Permian Basin, for total cash consideration of $2 million and $3 million, respectively.
During the first six months of 2020, the Company completed the sale of certain non-core assets and leasehold, primarily in the Permian Basin, in multiple transactions for total cash proceeds of $47 million. The Company recognized a gain of approximately $6 million upon closing of these transactions.
Suriname Joint Venture Agreement
In December 2019, the Company entered into a joint venture agreement with TotalEnergies (formerly Total S.A.) to explore and develop Block 58 offshore Suriname. Under the terms of the agreement, the Company and TotalEnergies each hold a 50 percent working interest in Block 58. Pursuant to the agreement, the Company operated the drilling of the first four wells, the Maka Central-1, Sapakara West-1, Kwaskwasi-1, and Keskesi East-1, and subsequently transferred operatorship of Block 58 to TotalEnergies on January 1, 2021; however, the Company continued to operate the Keskesi exploration well until completion of drilling operations during the first six months of 2021.
In connection with the agreement, the Company received $100 million from TotalEnergies upon closing in the fourth quarter of 2019 and $79 million upon satisfying certain closing conditions in the first quarter of 2020 for reimbursement of 50 percent of all costs incurred on Block 58 as of December 31, 2019. All proceeds were applied against the carrying value of the Company’s Suriname properties and associated inventory. The Company recognized a $19 million gain in the first quarter of 2020 associated with the transaction.

Key terms of the agreement provide for Total S.A. to pay a proportionately larger share of appraisal and development costs, which would be recoverable through hydrocarbon participation. For the first $10 billion of gross capital expenditures, Total S.A. pays 87.5 percent, and the Company pays 12.5 percent; for the next $5 billion in gross expenditures, Total pays 75 percent and the Company pays 25 percent; and for all gross expenditures above $15 billion, Total pays 62.5 percent and the Company pays 37.5 percent. The Company will also receive various other forms of consideration, including a $75 million cash payment upon achieving first oil production, and future contingent royalty payments from successful joint development projects.
3.    CAPITALIZED EXPLORATORY WELL COSTS
The Company’s capitalized exploratory well costs were $260 million and $197 million as of June 30, 2021 and December 31, 2020, respectively. The increase is primarily attributable to additional drilling activity in Suriname and Egypt, partially offset by dry hole write-offs during the period.
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
Counterparty Risk
The use of derivative instruments exposes the Company to credit loss in the event of nonperformance by the counterparty. To reduce the concentration of exposure to any individual counterparty, the Company utilizes a diversified group of investment-grade rated counterparties, primarily financial institutions, for its derivative transactions. As of June 30, 2021, the Company had derivative positions with 11 counterparties. The Company monitors counterparty creditworthiness on an ongoing basis; however, it cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, the Company may be limited in its ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, the Company may not realize the benefit of some of its derivative instruments resulting from changes in commodity prices, currency exchange rates, or interest rates.
Derivative Instruments
Commodity Derivative Instruments
As of June 30, 2021, the Company had the following open crude oil derivative positions:

		Fixed-Price Swaps
Production Period	Settlement Index	Mbbls	Weighted Average Fixed Price
July—September 2021	NYMEX WTI	2,024	$60.15
October—December 2021	NYMEX WTI	1,012	$58.59
July—September 2021	Dated Brent	1,656	$63.08
October—December 2021	Dated Brent	828	$61.44
As of June 30, 2021, the Company had the following open crude oil financial basis swap contracts:

Production Period	Settlement Index	Mbbls	Weighted Average Price Differential
July—September 2021	Midland-WTI/Cushing-WTI	2,024	$0.61
October—December 2021	Midland-WTI/Cushing-WTI	1,012	$0.70

As of June 30, 2021, the Company had the following open natural gas financial basis swap contracts:

		Basis Swap Purchased		Basis Swap Sold
Production Period	Settlement Index	MMBtu (in 000’s)	Weighted Average Price Differential	MMBtu (in 000’s)	Weighted Average Price Differential
July—December 2021	NYMEX Henry Hub/IF Waha	23,930	$(0.42)	—	—
July—December 2021	NYMEX Henry Hub/IF HSC	—	—	23,930	$(0.07)
January—December 2022	NYMEX Henry Hub/IF Waha	43,800	$(0.45)	—	—
January—December 2022	NYMEX Henry Hub/IF HSC	—	—	43,800	$(0.08)
January—December 2023	NYMEX Henry Hub/IF Waha	29,200	$(0.40)	—	—
January—December 2023	NYMEX Henry Hub/IF HSC	—	—	29,200	$0.02
Embedded Derivatives
Altus Preferred Units Embedded Derivative
During the second quarter of 2019, Altus Midstream LP, a subsidiary of ALTM, issued and sold Series A Cumulative redeemable Preferred Units (Preferred Units). Certain redemption features embedded within the Preferred Units require bifurcation and measurement at fair value. For further discussion of this derivative, refer to “Fair Value Measurements” below and Note 12—Redeemable Noncontrolling Interest - Altus.
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
Fair Value Measurements
The following table presents the Company’s derivative assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Price in Active Markets (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Netting(1)	Carrying Amount
	(In millions)
June 30, 2021
Assets:
Commodity derivative instruments	$—	$2	$—	$2	$—	$2
Liabilities:
Commodity derivative instruments	—	64	—	64	—	64
Pipeline capacity embedded derivatives	—	50	—	50	—	50
Preferred Units embedded derivative	—	—	125	125	—	125

December 31, 2020
Assets:
Commodity derivative instruments	$—	$11	$—	$11	$—	$11
Liabilities:
Pipeline capacity embedded derivative	—	53	—	53	—	53
Preferred Units embedded derivative	—	—	139	139	—	139
(1)    The derivative fair values are based on analysis of each contract on a gross basis, excluding the impact of netting agreements with counterparties.

The fair values of the Company’s derivative instruments and pipeline capacity embedded derivatives are not actively quoted in the open market. The Company primarily uses a market approach to estimate the fair values of these derivatives on a recurring basis, utilizing futures pricing for the underlying positions provided by a reputable third party, a Level 2 fair value measurement.
The fair value of the Preferred Units embedded derivative is calculated using an income approach, a Level 3 fair value measurement, and determination is based on a range of factors, including expected future interest rates using the Black-Karasinski model, Altus’ imputed interest rate, interest rate volatility, the expected timing of periodic cash distributions, the estimated timing for the potential exercise of the exchange option, and anticipated dividend yields of the Preferred Units. As of the June 30, 2021 valuation date, the Company used the forward B-rated Energy Bond Yield curve to develop the following key unobservable inputs used to value this embedded derivative:

	Quantitative Information About Level 3 Fair Value Measurements
	Fair Value as of June 30, 2021	Valuation Technique	Significant Unobservable Inputs	Range/Value
	(In millions)
Preferred Units embedded derivative	$125	Option Model	Altus’ Imputed Interest Rate	5.62-11.50%
			Interest Rate Volatility	38.33%
A one percent increase in the imputed interest rate assumption would significantly increase the value of the embedded derivative as of June 30, 2021, while a one percent decrease would lead to a similar decrease in value as of June 30, 2021. The assumed expected timing until exercise of the exchange option as of June 30, 2021 was 4.95 years.
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

	June 30, 2021	December 31, 2020
	(In millions)
Current Assets: Other current assets	$2	$6
Other Assets: Deferred charges and other	—	5
Total derivative assets	$2	$11

Current Liabilities: Other current liabilities	$58	$—
Deferred Credits and Other Noncurrent Liabilities: Other	181	192
Total derivative liabilities	$239	$192

Derivative Activity Recorded in the Statement of Consolidated Operations
The following table summarizes the effect of derivative instruments on the Company’s statement of consolidated operations:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Realized:
Commodity derivative instruments	$(48)	$(36)	$100	$(36)
Foreign currency derivative instruments	—	(1)	—	(1)
Realized gain (loss), net	(48)	(37)	100	(37)
Unrealized:
Commodity derivative instruments	(98)	(111)	(72)	(94)
Pipeline capacity embedded derivatives	2	(17)	3	(70)
Foreign currency derivative instruments	—	1	—	(4)
Preferred units embedded derivative	31	(11)	14	(73)
Unrealized loss, net	(65)	(138)	(55)	(241)
Derivative instrument gains (losses), net	$(113)	$(175)	$45	$(278)
Derivative instrument gains and losses are recorded in “Derivative instrument gains (losses), net” under “Revenues and Other” in the Company’s statement of consolidated operations. Unrealized gains (losses) for derivative activity recorded in the statement of consolidated operations are reflected in the statement of consolidated cash flows separately as “Unrealized derivative instrument losses (gains), net” in “Adjustments to reconcile net income (loss) to net cash provided by operating activities.”
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
5.    OTHER CURRENT ASSETS
The following table provides detail of the Company’s other current assets:

	June 30, 2021	December 31, 2020
	(In millions)
Inventories	$479	$492
Drilling advances	74	113
Prepaid assets and other	75	71
Total Other current assets	$628	$676

6.    EQUITY METHOD INTERESTS
As of June 30, 2021 and December 31, 2020, the Company, through its ownership of Altus, had the following equity method interests in four Permian Basin long-haul pipeline entities, which are accounted for under the equity method of accounting. For each of the equity method interests, Altus has the ability to exercise significant influence based on certain governance provisions and its participation in activities and decisions that impact the management and economic performance of the equity method interests. The table below presents the ownership percentages held by the Company and associated carrying values for each entity:

	Interest	June 30, 2021	December 31, 2020
		(In millions)
Gulf Coast Express Pipeline, LLC	16.0%	$278	$284
EPIC Crude Holdings, LP	15.0%	167	176
Permian Highway Pipeline, LLC	26.7%	635	615
Shin Oak Pipeline (Breviloba, LLC)	33.0%	474	480
Total Altus equity method interests		$1,554	$1,555
As of June 30, 2021 and December 31, 2020, unamortized basis differences included in the equity method interest balances were $37 million and $38 million, respectively. These amounts represent differences in Altus’ contributions to date and Altus’ underlying equity in the separate net assets within the financial statements of the respective entities. Unamortized basis differences will be amortized into net income over the useful lives of the underlying pipeline assets.
The following table presents the activity in Altus’ equity method interests for the six months ended June 30, 2021:

	Gulf Coast Express Pipeline LLC	EPIC Crude Holdings, LP	Permian Highway Pipeline LLC	Breviloba, LLC	Total
	(In millions)
Balance at December 31, 2020	$284	$176	$615	$480	$1,555
Capital contributions	—	1	23	—	24
Distributions	(25)	—	(30)	(21)	(76)
Equity income (loss), net	19	(11)	27	15	50
Accumulated other comprehensive income	—	1	—	—	1
Balance at June 30, 2021	$278	$167	$635	$474	$1,554
Summarized Combined Financial Information
The following table presents summarized selected income statement data for Altus’ equity method interests (on a 100 percent basis):

	For the Six Months Ended June 30,
	2021	2020
	(In millions)
Operating revenues	$531	$351
Operating income	247	182
Net income	204	147
Other comprehensive income (loss)	4	(5)

7.    OTHER CURRENT LIABILITIES
The following table provides detail of the Company’s other current liabilities:

	June 30, 2021	December 31, 2020
	(In millions)
Accrued operating expenses	$116	$91
Accrued exploration and development	166	167
Accrued compensation and benefits	147	170
Accrued interest	125	140
Accrued income taxes	68	25
Current asset retirement obligation	56	56
Current operating lease liability	102	116
Current portion of derivatives at fair value	58	—
Other	117	97
Total Other current liabilities	$955	$862
8.    ASSET RETIREMENT OBLIGATION
The following table describes changes to the Company’s asset retirement obligation (ARO) liability:

June 30, 2021
(In millions)
Asset retirement obligation, December 31, 2020	$1,944
Liabilities incurred	3
Liabilities settled	(10)
Liabilities divested	(44)
Accretion expense	56
Asset retirement obligation, June 30, 2021	1,949
Less current portion	(56)
Asset retirement obligation, long-term	$1,893
9.    DEBT AND FINANCING COSTS
The following table presents the carrying values of the Company’s debt:

	June 30, 2021	December 31, 2020
	(In millions)
Apache notes and debentures before unamortized discount and debt issuance costs(1)	$8,030	$8,052
Altus credit facility(2)	657	624
Apache credit facility(2)	—	150
Apache finance lease obligations	36	38
Unamortized discount	(34)	(35)
Debt issuance costs	(54)	(57)
Total debt	8,635	8,772
Current maturities	(215)	(2)
Long-term debt	$8,420	$8,770
(1)    The fair values of the Apache notes and debentures were $8.5 billion as of June 30, 2021 and December 31, 2020. The Company uses a market approach to determine the fair values of its notes and debentures using estimates provided by an independent investment financial data services firm (a Level 2 fair value measurement).
(2)    The carrying value of borrowings on credit facilities approximates fair value because interest rates are variable and reflective of market rates.
As of June 30, 2021, current debt included $213 million, net of discount, of 3.25% senior notes due April 15, 2022 and $2 million of finance lease obligations. As of December 31, 2020, current debt included $2 million of finance lease obligations.

During the six months ended June 30, 2021, Apache purchased in the open market and canceled senior notes issued under its indentures in an aggregate principal amount of $22 million for an aggregate purchase price of $20 million in cash, including accrued interest and broker fees, reflecting a discount to par of an aggregate $2 million. The Company recognized a $1 million net gain on extinguishment of debt as part of these transactions.
In March 2018, Apache entered into a revolving credit facility with commitments totaling $4.0 billion. In March 2019, the term of this facility was extended by one year to March 2024 (subject to Apache’s remaining one-year extension option) pursuant to Apache’s exercise of an extension option. Apache can increase commitments up to $5.0 billion by adding new lenders or obtaining the consent of any increasing existing lenders. The facility includes a letter of credit subfacility of up to $3.0 billion, of which $2.08 billion was committed as of June 30, 2021. The facility is for general corporate purposes. As of June 30, 2021, there were no borrowings and an aggregate £561 million and $20 million in letters of credit outstanding under this facility. As of December 31, 2020, there were $150 million of borrowings and an aggregate £633 million and $40 million in letters of credit outstanding under this facility. The outstanding letters of credit denominated in pounds were issued to support North Sea decommissioning obligations, the terms of which required such support after Standard & Poor’s reduced Apache’s credit rating from BBB to BB+ on March 26, 2020.
There were no borrowings outstanding under Apache’s commercial paper program as of June 30, 2021 and December 31, 2020. Apache did not use its commercial paper program during 2021 and terminated the program.
Apache, from time to time, has and uses uncommitted credit and letter of credit facilities for working capital and credit support purposes. As of June 30, 2021 and December 31, 2020, there were no borrowings and £34 million and $17 million in letters of credit outstanding under these facilities.
In November 2018, Altus Midstream LP entered into a revolving credit facility for general corporate purposes that matures in November 2023 (subject to Altus Midstream LP’s two, one-year extension options). The agreement for this facility, as amended, provides aggregate commitments from a syndicate of banks of $800 million. All aggregate commitments include a letter of credit subfacility of up to $100 million and a swingline loan subfacility of up to $100 million. Altus Midstream LP may increase commitments up to an aggregate $1.5 billion by adding new lenders or obtaining the consent of any increasing existing lenders. As of June 30, 2021, there were $657 million of borrowings and a $2 million letter of credit outstanding under this facility. As of December 31, 2020, there were $624 million of borrowings and no letters of credit outstanding under this facility. The Altus Midstream LP credit facility is unsecured and is not guaranteed by Apache, APA Corporation, or any of its subsidiaries.
Financing Costs, Net
The following table presents the components of the Company’s financing costs, net:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Interest expense	$110	$107	$222	$214
Amortization of debt issuance costs	3	2	5	4
Capitalized interest	(2)	(2)	(4)	(6)
Gain on extinguishment of debt	(1)	(140)	(1)	(140)
Interest income	(3)	(1)	(5)	(3)
Financing costs, net	$107	$(34)	$217	$69
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

During the second quarter and the first six months of 2021, the Company’s effective income tax rate was primarily impacted by a decrease in the amount of valuation allowance against its U.S. deferred tax assets. During the second quarter of 2020, the Company’s effective income tax rate was primarily impacted by an increase in the amount of valuation allowance against its U.S. deferred tax assets. The Company’s 2020 year-to-date effective income tax rate was primarily impacted by oil and gas asset impairments, a goodwill impairment, and an increase in the amount of valuation allowance against its U.S. deferred tax assets.
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
11.    COMMITMENTS AND CONTINGENCIES
Legal Matters
The Company is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls. As of June 30, 2021, the Company has an accrued liability of approximately $71 million for all legal contingencies that are deemed to be probable of occurring and can be reasonably estimated. The Company’s estimates are based on information known about the matters and its experience in contesting, litigating, and settling similar matters. Although actual amounts could differ from management’s estimate, none of the actions are believed by management to involve future amounts that would be material to the Company’s financial position, results of operations, or liquidity after consideration of recorded accruals. For material matters that the Company believes an unfavorable outcome is reasonably possible, the Company has disclosed the nature of the matter and a range of potential exposure, unless an estimate cannot be made at this time. It is management’s opinion that the loss for any other litigation matters and claims that are reasonably possible to occur will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
For additional information on Legal Matters described below, refer to Note 11—Commitments and Contingencies to the consolidated financial statements contained in Apache Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Argentine Environmental Claims and Argentina Tariff
No material change in the status of the YPF Sociedad Anónima and Pioneer Natural Resources Company indemnities matter has occurred since the filing of Apache Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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
Starting in November of 2013 and continuing into 2021, several parishes in Louisiana have pending lawsuits against many oil and gas producers, including the Company. These cases were all removed to federal courts in Louisiana. Some of the cases have been remanded to state court with the remand orders being appealed. In these cases, the Parishes, as plaintiffs, allege that defendants’ oil and gas exploration, production, and transportation operations in specified fields were conducted in violation of the State and Local Coastal Resources Management Act of 1978, as amended, and applicable regulations, rules, orders, and ordinances promulgated or adopted thereunder by the Parish or the State of Louisiana. Plaintiffs allege that defendants caused substantial damage to land and water bodies located in the coastal zone of Louisiana. Plaintiffs seek, among other things, unspecified damages for alleged violations of applicable law within the coastal zone, the payment of costs necessary to clear, re-vegetate, detoxify, and otherwise restore the subject coastal zone as near as practicable to its original condition, and actual restoration of the coastal zone to its original condition. While adverse judgments against the Company might be possible, the Company intends to vigorously oppose these claims.

Apollo Exploration Lawsuit
In a case captioned Apollo Exploration, LLC, Cogent Exploration, Ltd. Co. & SellmoCo, LLC v. Apache Corporation, Cause No. CV50538 in the 385th Judicial District Court, Midland County, Texas, plaintiffs alleged damages in excess of $200 million (having previously claimed in excess of $1.1 billion) relating to purchase and sale agreements, mineral leases, and areas of mutual interest agreements concerning properties located in Hartley, Moore, Potter, and Oldham Counties, Texas. The trial court entered final judgment in favor of the Company, ruling that the plaintiffs take nothing by their claims and awarding the Company its attorneys’ fees and costs incurred in defending the lawsuit. The court of appeals affirmed in part and reversed in part the trial court’s judgment thereby reinstating some of plaintiff’s claims. Further appeal is pending.
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
California and Delaware Litigation
On July 17, 2017, in three separate actions, San Mateo County, California, Marin County, California, and the City of Imperial Beach, California, all filed suit individually and on behalf of the people of the state of California against over 30 oil and gas companies alleging damages as a result of global warming. Plaintiffs seek unspecified damages and abatement under various tort theories. On December 20, 2017, in two separate actions, the City of Santa Cruz and Santa Cruz County and in a separate action on January 22, 2018, the City of Richmond, filed similar lawsuits against many of the same defendants. On November 14, 2018, the Pacific Coast Federation of Fishermen’s Associations, Inc. also filed a similar lawsuit against many of the same defendants. After removal of all such lawsuits to federal court, the district court remanded them back to state court. The 9th Circuit Court of Appeals’ affirmance of this remand decision was appealed to the U.S. Supreme Court. That appeal was decided by the U.S. Supreme Court ruling in a similar case, BP p.l.c. v. Mayor and City Council of Baltimore. As a result, the California cases have been sent back to the 9th Circuit for further appellate review of the decision to remand the cases to state court. Further activity in the cases, has been stayed pending further appellate review.
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

Castex Lawsuit
In a case styled Apache Corporation v. Castex Offshore, Inc, et. al., Cause No. 2015-48580, in the 113th Judicial District Court of Harris County, Texas, Castex filed claims for alleged damages of approximately $200 million, relating to overspend on the Belle Isle Gas Facility upgrade, and the drilling of five sidetracks on the Potomac #3 well. After a jury trial, a verdict of approximately $60 million, plus fees, costs, and interest was entered against the Company. The Fourteenth Court of Appeals of Texas reversed the judgment, in part, reducing the judgment to approximately $13.5 million, plus fees, costs, and interest against the Company. The Company is evaluating appeal.
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
On March 16, 2021, a case captioned William Wessels, Derivatively and on behalf of APA Corporation v. John J. Christmann IV et al. was filed in the 334th District Court of Harris County, Texas. The case purports to be a derivative action brought against senior management and Company directors over many of the same allegations included in the Plymouth County Retirement System matter and asserts claims of (1) breach of fiduciary duty; (2) waste of corporate assets; and (3) unjust enrichment. On June 7, 2021, another lawsuit, captioned Thomas Miskella, Derivatively and on behalf of APA Corporation v. John J. Christmann IV et al., was filed in the United States District Court for the Southern District of Texas (Houston Division) alleging nearly identical allegations. On June 25, 2021, another lawsuit, captioned Rawley Brodeen, Derivatively and on behalf of APA Corporation v. John J. Christmann IV et al., was filed in the United States District Court for the Southern District of Texas (Houston Division) alleging nearly identical allegations. And on July 14, 2021, another lawsuit, captioned Barry Dudenhoeffer, Derivatively and on behalf of APA Corporation v. John J. Christmann IV et al., was filed in the United States District Court for the Southern District of Texas (Houston Division) alleging nearly identical allegations. The defendants believe the plaintiffs’ derivative claims lack merit and intend to vigorously defend these lawsuits.
Environmental Matters
As of June 30, 2021, the Company had an undiscounted reserve for environmental remediation of approximately $2 million.
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
The Company is not aware of any environmental claims existing as of June 30, 2021 that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity. There can be no assurance, however, that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered on the Company’s properties.
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
On June 25, 2021, the United States Bankruptcy Court for the Southern District of Texas (Houston Division) entered an order confirming Fieldwood’s bankruptcy plan.
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
Activity related to the Preferred Units is as follows:

	Units Outstanding	Financial Position(1)
	(In millions, except unit data)
Redeemable noncontrolling interest — Preferred Unit at: December 31, 2019	638,163	$555
Distribution of in-kind additional Preferred Units	22,531	—
Cash distributions to Altus Preferred Unit limited partners	—	(23)
Allocation of Altus Midstream LP net income	N/A	76
Redeemable noncontrolling interest — Preferred Unit at: December 31, 2020	660,694	608
Cash distributions to Altus Preferred Unit limited partners	—	(23)
Distributions payable to Altus Preferred Unit limited partners	—	(11)
Allocation of Altus Midstream LP net income	N/A	39
Accreted value adjustment	N/A	4
Redeemable noncontrolling interest — Preferred Unit at: June 30, 2021	660,694	617
Preferred Units embedded derivative		125
		$742
(1)    The Preferred Units are redeemable at Altus Midstream LP’s option at a redemption price (the Redemption Price), which as of June 30, 2021 is calculated as the greater of (i) an 11.5 percent internal rate of return and (ii) a 1.3 times multiple of invested capital. As of June 30, 2021, the Redemption Price would have been based on a 1.3 times multiple of invested capital, which was $813 million, less certain cash distributions. This was greater than using an 11.5 percent internal rate of return, which would equate to a redemption value of $721 million.
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

Net Income (Loss) per Common Share
The following table presents a reconciliation of the components of basic and diluted net income (loss) per common share in the consolidated financial statements:

	For the Quarter Ended June 30,
	2021			2020
	Income	Shares	Per Share	Loss	Shares	Per Share
	(In millions, except per share amounts)
Basic:
Income (loss) attributable to common stock	$316	378	$0.83	$(386)	378	$(1.02)
Effect of Dilutive Securities:
Stock options and other	$—	1	$—	$—	—	$—
Redeemable noncontrolling interest - Altus Preferred Unit limited partners	$(6)	—	$(0.01)	$—	—	$—
Diluted:
Income (loss) attributable to common stock	$310	379	$0.82	$(386)	378	$(1.02)

	For the Six Months Ended June 30,
	2021			2020
	Income	Shares	Per Share	Loss	Shares	Per Share
	(In millions, except per share amounts)
Basic:
Income (loss) attributable to common stock	$704	378	$1.86	$(4,866)	378	$(12.88)
Effect of Dilutive Securities:
Stock options and other	$—	1	$—	$—	—	$—
Diluted:
Income (loss) attributable to common stock	$704	379	$1.86	$(4,866)	378	$(12.88)
The Company uses the “if-converted method” to determine the potential dilutive effect of an assumed exchange of the outstanding Preferred Units of Altus Midstream LP for shares of Altus Midstream Company’s common stock. The impact to net income and loss attributable to common stock on an assumed conversion of the Preferred Units was anti-dilutive for the quarter ended June 30, 2020 and for each of the six months ended June 30, 2021 and 2020. The diluted earnings per share calculation excludes options and restricted stock units that were anti-dilutive of 3.4 million and 5.2 million during the second quarters of 2021 and 2020, respectively, and 3.7 million and 5.4 million during the first six months of 2021 and 2020, respectively.
Stock Repurchase Program
In 2013 and 2014, the Company’s Board of Directors authorized the purchase of up to 40 million shares of the Company’s common stock, and during the fourth quarter of 2018, the Company’s Board of Directors authorized the purchase of up to 40 million additional shares of the Company’s common stock. Shares may be purchased either in the open market or through privately held negotiated transactions. The Company initiated the buyback program on June 10, 2013, and, through June 30, 2021, has repurchased a total of 40 million shares at an average price of $79.18 per share. The Company is not obligated to acquire any specific number of shares and did not purchase any shares during the six months ended June 30, 2021.
Common Stock Dividends
For the quarter ended June 30, 2021 and 2020, the Company paid $9 million and $10 million, respectively, in dividends on its common stock. For the six months ended June 30, 2021 and 2020, the Company paid $19 million and $104 million, respectively, in dividends on its common stock. In the first quarter of 2020, the Company’s Board of Directors approved a reduction in the Company’s quarterly dividend per share from $0.25 to $0.025, effective for all dividends payable after March 12, 2020.

14.    BUSINESS SEGMENT INFORMATION
As of June 30, 2021, the Company is engaged in exploration and production (Upstream) activities across three operating segments: Egypt, North Sea, and U.S. The Company’s Upstream business explores for, develops, and produces crude oil, natural gas, and natural gas liquids. The Company’s Midstream business is operated by Altus Midstream Company, which owns, develops, and operates a midstream energy asset network in the Permian Basin of West Texas. The Company also has active exploration and planned appraisal operations ongoing in Suriname, as well as interests in other international locations that may, over time, result in reportable discoveries and development opportunities. Financial information for each segment is presented below:

	Egypt	North Sea	U.S.	Altus Midstream	Intersegment Eliminations & Other	Total(1)
	Upstream
For the Quarter Ended June 30, 2021	(In millions)
Revenues:
Oil revenues	$432	$216	$493	$—	$—	$1,141
Natural gas revenues	65	27	134	—	—	226
Natural gas liquids revenues	2	4	141	—	—	147
Oil, natural gas, and natural gas liquids production revenues	499	247	768	—	—	1,514
Purchased oil and gas sales	—	—	239	3	—	242
Midstream service affiliate revenues	—	—	—	32	(32)	—
	499	247	1,007	35	(32)	1,756
Operating Expenses:
Lease operating expenses	114	98	99	—	—	311
Gathering, processing, and transmission	3	8	74	8	(32)	61
Purchased oil and gas costs	—	—	259	3	—	262
Taxes other than income	—	—	47	4	—	51
Exploration	14	3	2	—	7	26
Depreciation, depletion, and amortization	137	63	148	3	—	351
Asset retirement obligation accretion	—	20	7	1	—	28
	268	192	636	19	(25)	1,090
Operating Income (Loss)(2)	$231	$55	$371	$16	$(7)	666

Other Income (Expense):
Derivative instrument gains, net						(113)
Gain on divestitures, net						65
Other						74
General and administrative						(86)
Transaction, reorganization, and separation						(4)
Financing costs, net						(107)
Income Before Income Taxes						$495

	Egypt	North Sea	U.S.	Altus Midstream	Intersegment Eliminations & Other	Total(1)
	Upstream
For the Six Months Ended June 30, 2021	(In millions)
Revenues:
Oil revenues	$834	$457	$841	$—	$—	$2,132
Natural gas revenues	135	58	345	—	—	538
Natural gas liquids revenues	4	10	261	—	—	275
Oil, natural gas, and natural gas liquids production revenues	973	525	1,447	—	—	2,945
Purchased oil and gas sales	—	—	676	6	—	682
Midstream service affiliate revenues	—	—	—	64	(64)	—
	973	525	2,123	70	(64)	3,627
Operating Expenses:
Lease operating expenses	218	173	185	—	(1)	575
Gathering, processing, and transmission	4	20	143	15	(63)	119
Purchased oil and gas costs	—	—	751	5	—	756
Taxes other than income	—	—	87	8	—	95
Exploration	22	23	18	—	12	75
Depreciation, depletion, and amortization	267	147	273	6	—	693
Asset retirement obligation accretion	—	39	15	2	—	56
	511	402	1,472	36	(52)	2,369
Operating Income (Loss)(2)	$462	$123	$651	$34	$(12)	1,258

Other Income (Expense):
Derivative instrument gains, net						45
Gain on divestitures, net						67
Other						135
General and administrative						(169)
Transaction, reorganization, and separation						(4)
Financing costs, net						(217)
Income Before Income Taxes						$1,115

Total Assets(3)	$3,116	$2,127	$5,964	$1,839	$466	$13,512

	Egypt	North Sea	U.S.	Altus Midstream	Intersegment Eliminations & Other	Total(1)
	Upstream
For the Quarter Ended June 30, 2020	(In millions)
Revenues:
Oil revenues	$187	$128	$198	$—	$—	$513
Natural gas revenues	70	7	53	—	—	130
Natural gas liquids revenues	1	3	50	—	—	54
Oil, natural gas, and natural gas liquids production revenues	258	138	301	—	—	697
Purchased oil and gas sales	—	—	54	1	—	55
Midstream service affiliate revenues	—	—	—	31	(31)	—
	258	138	355	32	(31)	752
Operating Expenses:
Lease operating expenses	98	75	90	—	1	264
Gathering, processing, and transmission	13	11	70	10	(32)	72
Purchased oil and gas costs	—	—	46	—	—	46
Taxes other than income	—	—	20	3	—	23
Exploration	22	15	31	—	4	72
Depreciation, depletion, and amortization	158	79	178	3	—	418
Asset retirement obligation accretion	—	18	8	1	—	27
Impairments	20	—	—	—	—	20
	311	198	443	17	(27)	942
Operating Income (Loss)(2)	$(53)	$(60)	$(88)	$15	$(4)	(190)

Other Income (Expense):
Derivative instrument losses, net						(175)
Other						19
General and administrative						(94)
Transaction, reorganization, and separation						(10)
Financing costs, net						34
Loss Before Income Taxes						$(416)

	Egypt	North Sea	U.S.	Altus Midstream	Intersegment Eliminations & Other	Total(1)
	Upstream
For the Six Months Ended June 30, 2020	(In millions)
Revenues:
Oil revenues	$520	$399	$626	$—	$—	$1,545
Natural gas revenues	135	26	92	—	—	253
Natural gas liquids revenues	4	10	121	—	—	135
Oil, natural gas, and natural gas liquids production revenues	659	435	839	—	—	1,933
Purchased oil and gas sales	—	—	162	1	—	163
Midstream service affiliate revenues	—	—	—	72	(72)	—
	659	435	1,001	73	(72)	2,096
Operating Expenses:
Lease operating expenses	210	156	233	—	—	599
Gathering, processing, and transmission	23	27	145	20	(72)	143
Purchased oil and gas costs	—	—	131	1	—	132
Taxes other than income	—	—	49	7	—	56
Exploration	40	17	66	—	6	129
Depreciation, depletion, and amortization	319	188	471	6	—	984
Asset retirement obligation accretion	—	36	16	2	—	54
Impairments	529	7	3,956	—	—	4,492
	1,121	431	5,067	36	(66)	6,589
Operating Income (Loss)(2)	$(462)	$4	$(4,066)	$37	$(6)	(4,493)

Other Income (Expense):
Derivative instrument losses, net						(278)
Gain on divestitures, net						25
Other, net						32
General and administrative						(162)
Transaction, reorganization, and separation						(37)
Financing costs, net						(69)
Loss Before Income Taxes						$(4,982)

Total Assets(3)	$3,098	$2,339	$5,821	$1,627	$114	$12,999
(1)    Includes noncontrolling interests in Egypt and Altus.
(2)    Operating income of U.S. and Egypt includes leasehold impairments of $1 million and $2 million, respectively, for the second quarter of 2021. Operating income of U.S. and Egypt includes leasehold impairments of $17 million and $4 million, respectively, for the first six months of 2021. Operating loss of U.S. and Egypt includes leasehold and other asset impairments of $29 million and $22 million, respectively, for the second quarter of 2020. Operating income (loss) of U.S., Egypt, and North Sea includes leasehold and other asset impairments of $4.0 billion, $533 million, and $7 million, respectively, for the first six months of 2020.
(3)    Intercompany balances are excluded from total assets.

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
On January 4, 2021, Apache Corporation announced plans to implement a holding company reorganization (the Holding Company Reorganization), which was thereafter completed on March 1, 2021. In connection with the Holding Company Reorganization, Apache Corporation became a direct, wholly-owned subsidiary of APA Corporation, and all of Apache Corporation’s outstanding shares were automatically converted into equivalent corresponding shares of APA. Pursuant to the Holding Company Reorganization, APA became the successor issuer to Apache Corporation pursuant to Rule 12g-3(a) under the Exchange Act and replaced Apache Corporation as the public company trading on the Nasdaq Global Select Market under the ticker symbol “APA.” The Holding Company Reorganization modernized the Company’s operating and legal structure to more closely align with its growing international presence, making it more consistent with other companies that have subsidiaries operating around the globe.
Overview
APA is an independent energy company that explores for, develops, and produces natural gas, crude oil, and natural gas liquids (NGLs). The Company’s upstream business currently has exploration and production operations in three geographic areas: the U.S., Egypt, and offshore the U.K. in the North Sea (North Sea). APA also has active exploration and planned appraisal operations ongoing in Suriname, as well as interests in other international locations that may, over time, result in reportable discoveries and development opportunities. The Company’s midstream business is operated by Altus Midstream Company (Nasdaq: ALTM) through its subsidiary Altus Midstream LP (collectively, Altus). Altus owns, develops, and operates a midstream energy asset network in the Permian Basin of West Texas.
The Company’s mission is to grow in an innovative, safe, environmentally responsible, and profitable manner for the long-term benefit of its stakeholders. The Company is focused on rigorous portfolio management, disciplined financial structure, and optimization of returns.
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
In the second quarter of 2021, the Company reported net income of $316 million, or $0.82 per diluted common share, compared to a loss of $386 million, or $1.02 per diluted common share, in the second quarter of 2020. The increase in net income compared to the prior-year period is primarily the result of significantly improved commodity prices that had collapsed in the prior year when the COVID-19 pandemic began to negatively affect economic activity and the oil markets. In response to lower commodity prices, the Company materially reduced its upstream capital investment budget and drilling activity during the first half of 2020. Daily production decreased 9 percent from an average of 435 Mboe/d in the second quarter of 2020 to an average of 395 Mboe/d in the second quarter of 2021.
The Company generated $1.6 billion of cash from operating activities during the first six months of 2021, a 180 percent increase from the first six months of 2020 driven by higher commodity prices and associated revenues. The Company ended the quarter with $1.2 billion of cash.

Operational Highlights
Key operational highlights for the quarter include:
United States
•Equivalent production from the Company’s U.S. assets accounted for 61 percent of its total production during the second quarter of 2021. After halting all drilling and completion activity for most of 2020, in early 2021 the Company re-activated one rig in the Permian Basin and one rig in the Austin Chalk. A second rig was added in the Permian Basin in late June 2021. The Company was also active in completing its backlog of Permian wells previously drilled but not completed. For the second quarter, the Company placed 27 wells online in the Permian Basin, including five at Alpine High. Three wells were drilled in the Austin Chalk where the results are continuing to be evaluated. The Company is assessing the addition of a third rig in the U.S., which would provide a path to sustained oil production.
International
•In May 2021, the Company reached an agreement in principle with the Egyptian Ministry of Petroleum and the Egyptian General Petroleum Corporation (EGPC) to modernize the terms of the majority of our production-sharing contracts. The changes simplify the contractual relationship with EGPC and include provisions to create a single cost recovery pool, adjust cost oil and gas and profit oil and gas participation, facilitate recovery of prior investment, update day-to-day operational governance, and refresh the term length of both exploration and development leases. The Apache entity that will become the sole contractor is owned two-thirds by Apache and one-third by Sinopec. The final draft of this agreement has been completed and is scheduled to move to the Egyptian Parliament and President in the fall for approvals to complete the process.
•The Company averaged six drilling rigs in Egypt and completed 15 wells during the first half of 2021. Second-quarter gross equivalent production in the Company’s Egypt assets decreased 17 percent from the second quarter of 2020, given reduced drilling activity over the preceding year. The Company continues to build and enhance its drilling inventory in Egypt, supplemented with recent seismic acquisitions and new play concept evaluations on both new and existing acreage. Upon ratification of the new PSC agreement, the Company expects to further increase drilling and workover activity.
•The Company averaged two rigs in the North Sea during the second quarter of 2021. Production from the Forties field was significantly impacted by compressor downtime, extended platform turnaround work, and third-party pipeline outages during the first half of the year. Further impacts are expected in the third quarter of 2021 from continued operational downtime and planned platform maintenance turnarounds on the Beryl platforms.
•In late 2020, the Company commenced drilling a fourth exploration well at the Keskesi prospect in Block 58 offshore Suriname. In January 2021, the Company and its partner TotalEnergies (formerly Total S.A.) announced a discovery that confirmed oil in the eastern portion of the block. The Company has subsequently transferred operatorship of Block 58 to TotalEnergies, with ongoing exploration and appraisal activities continuing to progress. During the second quarter of 2021, two rigs conducted appraisal work at the Sapakara and Keskesi discoveries.
•In July 2021, the Company announced drilling success at Sapakara South-1, an appraisal well located on the eastern edge of the Sapakara area, which encountered approximately 30 meters of net black oil pay in a single zone of high-quality Campano-Maastrichtian reservoir. The Maersk Valiant drillship will soon mobilize to the Bonboni exploration prospect in the northern portion of Block 58 before returning later in the year to flow test Sapakara South-1. APA holds a 50 percent working interest in Block 58, with TotalEnergies, the operator, holding a 50 percent working interest.

Results of Operations
Oil and Gas Production Revenues
The Company’s oil and gas production revenues and respective contribution to total revenues by country were as follows:

	For the Quarter Ended June 30,				For the Six Months Ended June 30,
	2021		2020		2021		2020
	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution
	($ in millions)
Oil Revenues:
United States	$493	43%	$198	39%	$841	39%	$626	41%
Egypt(1)	432	38%	187	36%	834	39%	520	33%
North Sea	216	19%	128	25%	457	22%	399	26%
Total(1)	$1,141	100%	$513	100%	$2,132	100%	$1,545	100%

Natural Gas Revenues:
United States	$134	59%	$53	41%	$345	64%	$92	36%
Egypt(1)	65	29%	70	54%	135	25%	135	54%
North Sea	27	12%	7	5%	58	11%	26	10%
Total(1)	$226	100%	$130	100%	$538	100%	$253	100%

NGL Revenues:
United States	$141	96%	$50	93%	$261	95%	$121	90%
Egypt(1)	2	1%	1	2%	4	1%	4	3%
North Sea	4	3%	3	5%	10	4%	10	7%
Total(1)	$147	100%	$54	100%	$275	100%	$135	100%

Oil and Gas Revenues:
United States	$768	51%	$301	43%	$1,447	49%	$839	43%
Egypt(1)	499	33%	258	37%	973	33%	659	34%
North Sea	247	16%	138	20%	525	18%	435	23%
Total(1)	$1,514	100%	$697	100%	$2,945	100%	$1,933	100%
(1)    Includes revenues attributable to a noncontrolling interest in Egypt.

Production
The Company’s production volumes by country were as follows:

	For the Quarter Ended June 30,			For the Six Months Ended, June 30,
	2021	Increase (Decrease)	2020	2021	Increase (Decrease)	2020
Oil Volume (b/d)
United States	82,852	(12)%	94,471	75,313	(23)%	98,042
Egypt(1)(2)	71,182	(11)%	79,839	71,673	(6)%	76,509
North Sea	31,992	(32)%	47,016	37,726	(26)%	51,139
Total	186,026	(16)%	221,326	184,712	(18)%	225,690

Natural Gas Volume (Mcf/d)
United States	541,088	4%	518,156	524,396	(6)%	557,999
Egypt(1)(2)	256,262	(8)%	279,561	267,145	—%	267,070
North Sea	36,769	(30)%	52,612	43,268	(28)%	59,945
Total	834,119	(2)%	850,329	834,809	(6)%	885,014

NGL Volume (b/d)
United States	68,492	(2)%	69,759	63,183	(16)%	75,570
Egypt(1)(2)	553	(39)%	909	568	(38)%	914
North Sea	1,095	(37)%	1,733	1,231	(36)%	1,934
Total	70,140	(3)%	72,401	64,982	(17)%	78,418

BOE per day(3)
United States	241,525	(4)%	250,589	225,895	(15)%	266,612
Egypt(1)(2)	114,445	(10)%	127,342	116,765	(4)%	121,934
North Sea(4)	39,216	(32)%	57,517	46,169	(27)%	63,064
Total	395,186	(9)%	435,448	388,829	(14)%	451,610
(1)    Gross oil, natural gas, and NGL production in Egypt were as follows:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Oil (b/d)	135,494	171,897	135,408	177,762
Natural Gas (Mcf/d)	578,380	642,003	590,756	648,706
NGL (b/d)	866	1,649	881	1,715
(2)    Includes net production volumes per day attributable to a noncontrolling interest in Egypt of:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Oil (b/d)	23,759	26,609	23,923	25,604
Natural Gas (Mcf/d)	85,574	92,625	89,235	89,148
NGL (b/d)	184	303	189	304
(3)    The table shows production on a boe basis in which natural gas is converted to an equivalent barrel of oil based on a 6:1 energy equivalent ratio. This ratio is not reflective of the price ratio between the two products.
(4)    Average sales volumes from the North Sea for the second quarter of 2021 and 2020 were 41,941 boe/d and 54,996 boe/d, respectively, and 48,208 boe/d and 64,133 boe/d for the first six months of 2021 and 2020, respectively. Sales volumes may vary from production volumes as a result of the timing of liftings in the Beryl field.

Pricing
The Company’s average selling prices by country were as follows:

	For the Quarter Ended June 30,			For the Six Months Ended, June 30,
	2021	Increase (Decrease)	2020	2021	Increase (Decrease)	2020
Average Oil Price - Per barrel
United States	$65.32	184%	$23.02	$61.68	76%	$35.09
Egypt	66.70	159%	25.80	64.30	72%	37.36
North Sea	68.34	117%	31.55	63.48	51%	41.94
Total	66.40	158%	25.77	63.06	68%	37.44

Average Natural Gas Price - Per Mcf
United States	$2.73	142%	$1.13	$3.63	303%	$0.90
Egypt	2.80	3%	2.73	2.80	1%	2.78
North Sea	8.10	466%	1.43	7.43	208%	2.41
Total	2.99	78%	1.68	3.56	127%	1.57

Average NGL Price - Per barrel
United States	$22.72	191%	$7.81	$22.84	160%	$8.77
Egypt	38.10	82%	20.97	41.49	57%	26.36
North Sea	38.79	91%	20.35	44.21	51%	29.29
Total	23.10	179%	8.28	23.41	147%	9.48
Second-Quarter 2021 compared to Second-Quarter 2020
Crude Oil Crude oil revenues for the second quarter of 2021 totaled $1.1 billion, a $628 million increase from the comparative 2020 quarter. A 158 percent increase in average realized prices increased second-quarter 2021 oil revenues by $810 million compared to the prior-year quarter, while 16 percent lower average daily production decreased revenues by $182 million. Crude oil revenues accounted for 75 percent of total oil and gas production revenues and 47 percent of worldwide production in the second quarter of 2021. The Company’s worldwide oil production decreased 35.3 Mb/d to 186.0 Mb/d during the second quarter of 2021 from the comparative prior-year period, primarily a result of natural production decline across all countries and extended operational downtime and extended platform turnaround work in the North Sea. Crude oil prices realized in the second quarter of 2021 averaged $66.40 per barrel, compared to $25.77 per barrel in the comparative prior-year quarter.
Natural Gas Gas revenues for the second quarter of 2021 totaled $226 million, a $96 million increase from the comparative 2020 quarter. A 78 percent increase in average realized prices increased second-quarter 2021 natural gas revenues by $100 million compared to the prior-year quarter, while 2 percent lower average daily production decreased revenues by $4 million. Natural gas revenues accounted for 15 percent of total oil and gas production revenues and 35 percent of worldwide production during the second quarter of 2021. The Company’s worldwide natural gas production decreased 16 MMcf/d to 834 MMcf/d during the second quarter of 2021 from the comparative prior-year period, primarily a result of production decline across all countries and extended operational downtime in the North Sea, offset by increased completion activity in the U.S.
NGL NGL revenues for the second quarter of 2021 totaled $147 million, a $93 million increase from the comparative 2020 quarter. A 179 percent increase in average realized prices increased second-quarter 2021 NGL revenues by $98 million compared to the prior-year quarter, while 3 percent lower average daily production decreased revenues by $5 million. NGL revenues accounted for 10 percent of total oil and gas production revenues and 18 percent of worldwide production during the second quarter of 2021. The Company’s worldwide NGL production decreased 2.3 Mb/d to 70.1 Mb/d during the second quarter of 2021 from the comparative prior-year period, primarily a result of production decline across all countries.

Year-to-Date 2021 compared to Year-to-Date 2020
Crude Oil Crude oil revenues for the first six months of 2021 totaled $2.1 billion, a $0.6 billion increase from the comparative 2020 period. A 68 percent increase in average realized prices increased 2021 oil revenues by $1.1 billion compared to the prior-year period, while 18 percent lower average daily production decreased revenues by $471 million. Crude oil revenues accounted for 73 percent of total oil and gas production revenues and 47 percent of worldwide production for the first six months of 2021. Crude oil prices realized during the first six months of 2021 averaged $63.06 per barrel, compared to $37.44 per barrel in the comparative prior-year period. The Company’s worldwide oil production decreased 41.0 Mb/d to 184.7 Mb/d in the first six months of 2021 compared to the prior-year period, primarily a result of production decline across all countries, extended operational downtime, and extended platform turnaround work in the North Sea.
Natural Gas Gas revenues for the first six months of 2021 totaled $538 million, a $285 million increase from the comparative 2020 period. A 127 percent increase in average realized prices increased 2021 natural gas revenues by $321 million compared to the prior-year period, while 6 percent lower average daily production decreased revenues by $36 million. Natural gas revenues accounted for 18 percent of total oil and gas production revenues and 36 percent of worldwide production for the first six months of 2021. Natural gas prices realized during the first six months of 2021 averaged $3.56 per Mcf, compared to $1.57 per Mcf in the comparative prior-year period. Gas prices for the U.S. during the first six months of 2021 also reflect the extreme price volatility during the month of February due to the Texas freeze event. The Company’s worldwide natural gas production decreased 50 MMcf/d to 835 MMcf/d in the first six months of 2021 compared to the prior-year period, primarily a result of production decline across all countries, impacts of winter storms in the U.S., and extended operational downtime and platform turnaround work in the North Sea.
NGL NGL revenues for the first six months of 2021 totaled $275 million, a $140 million increase from the comparative 2020 period. A 147 percent increase in average realized prices increased 2021 NGL revenues by $199 million compared to the prior-year period, while 17 percent lower average daily production decreased revenues by $59 million. NGL revenues accounted for 9 percent of total oil and gas production revenues and 17 percent of worldwide production for the first six months of 2021. NGL prices realized during the first six months of 2021 averaged $23.41 per barrel, compared to $9.48 per barrel in the comparative prior-year period. The Company’s worldwide NGL production decreased 13.4 Mb/d to 65.0 Mb/d in the first six months of 2021 compared to the prior-year period, primarily a result of production decline across all countries and the impacts of winter storms in the U.S.
Altus Midstream Revenues
Altus Midstream services revenues generated through its fee-based contractual arrangements with the Company totaled $32 million and $31 million during the second quarters of 2021 and 2020, respectively, and $64 million and $72 million during the first six months of 2021 and 2020, respectively. These affiliated revenues are eliminated upon consolidation. Changes in revenue compared to the prior periods were primarily driven by fluctuations in natural gas throughput volumes processed by Altus for the Company’s Alpine High production.
Purchased Oil and Gas Sales
Purchased oil and gas sales represent volumes primarily attributable to transport, fuel, and physical in-basin gas purchases that were sold by the Company to fulfill natural gas takeaway obligations. Sales related to these purchased volumes totaled $242 million and $55 million during the second quarters of 2021 and 2020, respectively, and $682 million and $163 million during the first six months of 2021 and 2020, respectively. Purchased oil and gas sales were offset by associated purchase costs of $262 million and $46 million during the second quarters of 2021 and 2020, respectively, and $756 million and $132 million during the first six months of 2021 and 2020, respectively. When compared to the prior-year periods, gross purchased oil and gas sales values and the associated net losses in the second quarter and first six months of 2021 increased as a result of production shortfalls following reduced capital investment and drilling activity in 2020. The year-to-date net loss was exacerbated by extreme price volatility during the month of February due to Winter Storm Uri in Texas.

Operating Expenses
The Company’s operating expenses were as follows:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Lease operating expenses	$311	$264	$575	$599
Gathering, processing, and transmission	61	72	119	143
Purchased oil and gas costs	262	46	756	132
Taxes other than income	51	23	95	56
Exploration	26	72	75	129
General and administrative	86	94	169	162
Transaction, reorganization, and separation	4	10	4	37
Depreciation, depletion, and amortization:
Oil and gas property and equipment	322	387	634	918
Gathering, processing, and transmission assets	19	19	38	39
Other assets	10	12	21	27
Asset retirement obligation accretion	28	27	56	54
Impairments	—	20	—	4,492
Financing costs, net	107	(34)	217	69
Total Operating Expenses	$1,287	$1,012	$2,759	$6,857
Lease Operating Expenses (LOE)
LOE increased $47 million and decreased $24 million in the second quarter and the first six months of 2021, respectively, from the comparative prior-year periods. On a per-unit basis, LOE increased 28 percent and 12 percent in the second quarter and the first six months of 2021, respectively, from the comparative prior-year periods. The increase was driven by higher turnaround and maintenance costs in the North Sea, strengthening foreign exchange rates against the U.S. dollar, increased workover activity in the U.S. in the second quarter of 2021, and per-unit operating costs trending with higher oil and gas prices.
Gathering, Processing, and Transmission (GPT)
The Company’s GPT expenses were as follows:

	For the Quarter Ended June 30,		For the Six Months Ended, June 30,
	2021	2020	2021	2020
	(In millions)
Third-party processing and transmission costs	$53	$62	$104	$123
Midstream service affiliate costs	32	32	63	72
Upstream processing and transmission costs	85	94	167	195
Midstream operating expenses	8	10	15	20
Intersegment eliminations	(32)	(32)	(63)	(72)
Total Gathering, processing, and transmission	$61	$72	$119	$143
GPT costs decreased $11 million and $24 million in the second quarter and the first six months 2021, respectively, from the comparative prior-year periods. Third-party processing and transmission costs decreased $9 million and $19 million in the second quarter and the first six months of 2021, respectively, from the comparative prior-year periods, primarily driven by a decrease in contracted pricing and lower processed volumes. Midstream service affiliate costs remained flat in the second quarter of 2021 and decreased $9 million in the first six months of 2021, compared to their respective prior-year periods. The overall decrease in the first six months of 2021 was primarily driven by lower throughput of rich natural gas volumes at Alpine High. Midstream operating expenses, primarily incurred by Altus Midstream, decreased $2 million and $5 million in the second quarter and the first six months of 2021, respectively, from the comparative prior-year periods, driven by increased operational efficiency and continued cost cutting efforts.

Purchased Oil and Gas Costs
Purchased oil and gas costs totaled $262 million and $756 million during the second quarter and the first six months of 2021, respectively, compared to $46 million and $132 million during the second quarter and the first six months of 2020, respectively. Purchased oil and gas costs were offset by associated purchase sales of $242 million and $682 million during the second quarter and the first six months of 2021, respectively, compared to $55 million and $163 million during the second quarter and the first six months of 2020, respectively, as further discussed above.
Taxes Other Than Income
Taxes other than income increased $28 million and $39 million from the second quarter and the first six months of 2020, respectively, primarily from higher severance taxes driven by higher commodity prices as compared to the prior-year period.
Exploration Expenses
The Company’s exploration expenses were as follows:

	For the Quarter Ended June 30,		For the Six Months Ended, June 30,
	2021	2020	2021	2020
	(In millions)
Unproved leasehold impairments	$3	$31	$21	$50
Dry hole expense	6	23	25	47
Geological and geophysical expense	6	4	10	7
Exploration overhead and other	11	14	19	25
Total Exploration	$26	$72	$75	$129
Exploration expenses decreased $46 million and $54 million from the second quarter and the first six months of 2020, respectively, primarily the result of lower dry hole expense and exploration overhead, a function of decreased exploration activities. The Company also had lower unproved leasehold impairments driven by improved commodity prices.
General and Administrative (G&A) Expenses
G&A expenses decreased $8 million in the second quarter of 2021 compared to the second quarter of 2020, and increased $7 million in the first six months of 2021 compared to the first six months of 2020. The reduction in second-quarter 2021 G&A compared to the prior-year quarter was driven by organizational redesign efforts during 2019 and 2020. The increase in the first six months of 2021 from the comparative prior-year period was primarily related to higher cash-based stock compensation expense resulting from an increase in the Company’s stock price, offset by lower overhead during the year as previously discussed.
Transaction, Reorganization, and Separation (TRS) Costs
TRS costs decreased $6 million and $33 million from the second quarter and the first six months of 2020, respectively, driven by costs associated with the Company’s reorganization efforts incurred in the prior year.
In recent years, the Company has streamlined its portfolio through strategic divestitures and centralized certain operational activities in an effort to capture greater efficiencies and cost savings through shared services. During the second half of 2019, management initiated a comprehensive redesign of the Company’s organizational structure and operations that it believes will better position the Company to be competitive for the long-term and further reduce recurring costs. Reorganization efforts were substantially completed during 2020.
Depreciation, Depletion, and Amortization (DD&A)
DD&A expenses on the Company’s oil and gas properties decreased $65 million and $284 million from the second quarter and the first six months of 2020, respectively. The Company’s DD&A rate on its oil and gas properties decreased $0.93 per boe and $2.18 per boe from the second quarter and the first six months of 2020, respectively. The decrease was driven by lower production volumes and lower asset property balances associated with proved property impairments recorded during the first quarter of 2020. DD&A expense on the Company’s GPT assets remained essentially flat compared to the second quarter and the first six months of 2020.

Impairments
The Company recognized no asset impairments in connection with fair value assessments during the first six months of 2021.
The Company recognized $4.5 billion in asset impairments in connection with fair value assessments during the first six months of 2020. During the second quarter of 2020, the Company recognized impairments totaling $20 million related to proved oil and gas properties in Egypt. During the first quarter of 2020, the Company recognized impairments totaling $4.3 billion related to proved oil and gas properties in the U.S., Egypt, and the North Sea, $68 million related to GPT facilities in Egypt, $87 million related to goodwill valuations in Egypt, and $18 million related to inventory and other miscellaneous assets, including charges for the early termination of drilling rig leases.
Financing Costs, Net
The Company’s Financing costs were as follows:

	For the Quarter Ended June 30,		For the Six Months Ended, June 30,
	2021	2020	2021	2020
	(In millions)
Interest expense	$110	$107	$222	$214
Amortization of debt issuance costs	3	2	5	4
Capitalized interest	(2)	(2)	(4)	(6)
Gain on extinguishment of debt	(1)	(140)	(1)	(140)
Interest income	(3)	(1)	(5)	(3)
Total Financing costs, net	$107	$(34)	$217	$69
Net financing costs increased $141 million and $148 million from the second quarter and the first six months of 2020, respectively, driven by the $140 million gain on extinguishment of debt recorded in the second quarter of 2020.
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
During the second quarter and the first six months of 2021, the Company’s effective income tax rate was primarily impacted by a decrease in the amount of valuation allowance against its U.S. deferred tax assets. During the second quarter and first six months of 2020, the Company’s effective income tax rate was primarily impacted by an increase in the amount of valuation allowance against its U.S. deferred tax assets and impairments recorded during the period. The Company’s 2020 year-to-date effective income tax rate was primarily impacted by oil and gas asset impairments, a goodwill impairment, and an increase in the amount of valuation allowance against its U.S. deferred tax assets.
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
Capital Resources and Liquidity
Operating cash flows are the Company’s primary source of liquidity. The Company’s short-term and long-term operating cash flows are impacted by highly volatile commodity prices, as well as production costs and sales volumes. Significant changes in commodity prices impact the Company’s revenues, earnings, and cash flows. These changes potentially impact the Company’s liquidity if costs do not trend with related changes in commodity prices. Historically, costs have trended with commodity prices, albeit on a lag. Sales volumes also impact cash flows; however, they have a less volatile impact in the short term.

The Company’s long-term operating cash flows are dependent on reserve replacement and the level of costs required for ongoing operations. Cash investments are required to fund activity necessary to offset the inherent declines in production and proved crude oil and natural gas reserves. Future success in maintaining and growing reserves and production is highly dependent on the success of the Company’s drilling program and its ability to add reserves economically. Changes in commodity prices also impact estimated quantities of proved reserves.
The Company’s capital investment for the second quarter of 2021 was below its planned budget announced earlier in the year, but the Company remains on-track for its full-year guidance and estimated upstream capital program of $1.1 billion. The program consists of approximately $900 million for development activities across its portfolio and approximately $200 million for exploration activities, predominantly in Suriname.
The Company believes the liquidity and capital resource alternatives available to the Company, combined with proactive measures to adjust its capital budget to reflect volatile commodity prices and anticipated operating cash flows, will be adequate to fund short-term and long-term operations, including the Company’s capital development program, repayment of debt maturities, payment of dividends, and amounts that may ultimately be paid in connection with commitments and contingencies.
The Company may also elect to utilize available cash on hand, committed subsidiary borrowing capacity, access to both debt and equity capital markets, or proceeds from the sale of nonstrategic assets for all other liquidity and capital resource needs.
For additional information, refer to Part I, Items 1 and 2—Business and Properties, and Item 1A—Risk Factors, in Apache Corporation’s Annual Report on Form 10-K of Apache Corporation for the fiscal year ended December 31, 2020.
Sources and Uses of Cash
The following table presents the sources and uses of the Company’s cash and cash equivalents for the periods presented.

	For the Six Months Ended June 30,
	2021	2020
	(In millions)
Sources of Cash and Cash Equivalents:
Net cash provided by operating activities	$1,640	$586
Proceeds from Apache credit facility, net	—	565
Proceeds from Altus credit facility, net	33	97
Proceeds from asset divestitures	181	126
Total Sources of Cash and Cash Equivalents	1,854	1,374
Uses of Cash and Cash Equivalents:
Additions to upstream oil and gas property(1)	$(558)	$(838)
Additions to Altus gathering, processing, and transmission facilities(1)	(1)	(25)
Leasehold and property acquisitions	(3)	(3)
Contributions to Altus equity method interests	(24)	(154)
Payments on Apache credit facility, net	(150)	—
Payments on fixed-rate debt	(20)	(264)
Dividends paid to APA common stockholders	(19)	(104)
Distributions to noncontrolling interest - Egypt	(60)	(40)
Distributions to Altus Preferred Unit limited partners	(23)	—
Other	(9)	(58)
Total Uses of Cash and Cash Equivalents	(867)	(1,486)
Increase (decrease) in cash and cash equivalents	$987	$(112)
(1)    The table presents capital expenditures on a cash basis; therefore, the amounts may differ from those discussed elsewhere in this Quarterly Report on Form 10-Q, which include accruals.
Sources of Cash and Cash Equivalents
Net Cash Provided by Operating Activities Operating cash flows are the Company’s primary source of capital and liquidity and are impacted, both in the short term and the long term, by volatile commodity prices. The factors that determine operating cash flows are largely the same as those that affect net earnings, with the exception of non-cash expenses such as DD&A, exploratory dry hole expense, asset impairments, asset retirement obligation (ARO) accretion, and deferred income tax expense.

Net cash provided by operating activities increased $1.1 billion from the first six months of 2020, primarily due to higher commodity prices.
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
Proceeds from Apache Credit Facility, Net During the first six months of 2020, Apache borrowed $565 million under its revolving credit facility.
Proceeds from Altus Credit Facility, Net The construction of Altus’ gathering and processing assets and the associated equity method pipelines has historically required capital expenditures in excess of Altus’ cash on hand and operational cash flows. During the first six months of 2021 and 2020, Altus Midstream LP borrowed $33 million and $97 million, respectively, under its revolving credit facility to meet this short fall. With the midstream infrastructure complete and all of the equity method interest pipelines now in service, the Company anticipates that Altus’ existing capital resources will be sufficient to fund its continuing obligations and dividend program during 2021.
Proceeds from Asset Divestitures The Company received $181 million and $126 million of proceeds from the divestiture of certain non-core assets during the first six months of 2021 and 2020, respectively. For more information regarding the Company’s acquisitions and divestitures, refer to Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Uses of Cash and Cash Equivalents
Additions to Upstream Oil & Gas Property Exploration and development cash expenditures were $558 million and $838 million during the first six months of 2021 and 2020, respectively. The decrease in capital investment is reflective of the Company’s reduced capital program to align with anticipated operating cash flows. The Company operated an average of 10 drilling rigs during the second quarter of 2021, compared to an average of 12 drilling rigs during the second quarter of 2020.
Additions to Altus Gathering, Processing, and Transmission (GPT) Facilities The Company’s cash expenditures for GPT facilities totaled $1 million and $25 million during the first six months of 2021 and 2020, respectively, nearly all comprising midstream infrastructure expenditures incurred by Altus, which were substantially completed as of December 31, 2019. Altus management believes its existing GPT infrastructure capacity is capable of fulfilling its midstream contracts to service the Company’s production from Alpine High and any third-party customers. As such, Altus expects capital requirements for its existing infrastructure assets for the remainder of 2021 to be minimal.
Leasehold and Property Acquisitions The Company completed leasehold and property acquisitions for total cash consideration of $3 million during the first six months of 2021 and 2020.
Contributions to Altus Equity Method Interests Altus contributed $24 million and $154 million in cash during the first six months of 2021 and 2020, respectively, for equity interests in the equity method interest pipelines. For more information regarding the Company’s equity method interests, refer to Note 6—Equity Method Interests in the Notes to Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Payments on Apache Credit Facility Apache paid $150 million during the first six months of 2021 on its revolving credit facility borrowings.
Payments on Fixed-Rate Debt During the first six months of 2021, Apache purchased in the open market and canceled senior notes issued under its indentures in an aggregate principal amount of $22 million for an aggregate purchase price of $20 million in cash, including accrued interest and broker fees, reflecting a discount to par of an aggregate $2 million. The Company recognized a $1 million net gain on extinguishment of debt as part of these transactions.
During the second quarter of 2020, Apache purchased in the open market and canceled senior notes issued under its indentures in an aggregate principal amount of $410 million for an aggregate purchase price of $267 million in cash, including accrued interest and broker fees, reflecting a discount to par of an aggregate $147 million. These repurchases resulted in a $140 million net gain on extinguishment of debt, which is included in “Financing costs, net” in the Company’s statement of consolidated operations. The net gain includes an acceleration of related discount and debt issuance costs. The repurchases were financed by borrowings under Apache’s revolving credit facility.
The Company expects that Apache intends to reduce debt outstanding under its indentures from time to time.

Dividends The Company paid $19 million and $104 million during the first six months of 2021 and 2020, respectively, for dividends on its common stock. In the first quarter of 2020, the Company’s Board of Directors approved a reduction in the Company’s quarterly dividend per share from $0.25 per share to $0.025 per share, effective for all dividends payable after March 12, 2020.
Distributions to Noncontrolling Interest - Egypt Sinopec International Petroleum Exploration and Production Corporation (Sinopec) holds a one-third minority participation interest in the Company’s oil and gas operations in Egypt. The Company paid $60 million and $40 million during the first six months of 2021 and 2020, respectively, in cash distributions to Sinopec.
Distributions to Altus Preferred Units limited partners Altus Midstream LP paid $23 million during the first six months of 2021 in cash distributions to its limited partners holding Preferred Units. No cash distributions were made during the first six months of 2020. For more information regarding the Preferred Units, refer to Note 12—Redeemable Noncontrolling Interest - Altus in the Notes to Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Liquidity
The following table presents a summary of the Company’s key financial indicators:

	June 30, 2021	December 31, 2020
	(In millions)
Cash and cash equivalents	$1,249	$262
Total debt - Apache	7,978	8,148
Total debt - Altus	657	624
Total equity (deficit)	76	(645)
Available committed borrowing capacity - Apache	3,204	2,944
Available committed borrowing capacity - Altus	141	176
Cash and Cash Equivalents As of June 30, 2021, the Company had $1.2 billion in cash and cash equivalents, of which approximately $75 million was held by Altus. The majority of the Company’s cash is invested in highly liquid, investment-grade instruments with maturities of three months or less at the time of purchase.
Debt As of June 30, 2021, the Company had $8.6 billion in total debt outstanding, which consisted of notes, debentures, credit facility borrowings, and finance lease obligations. As of June 30, 2021, current debt included $213 million, net of discount, of 3.625% senior notes due April 15, 2022 and $2 million of finance lease obligations.
Committed Credit Facilities In March 2018, Apache entered into a revolving credit facility with commitments totaling $4.0 billion. In March 2019, the term of this facility was extended by one year to March 2024 (subject to Apache’s remaining one-year extension option) pursuant to Apache’s exercise of an extension option. Apache can increase commitments up to $5.0 billion by adding new lenders or obtaining the consent of any increasing existing lenders. The facility includes a letter of credit subfacility of up to $3.0 billion, of which $2.08 billion was committed as of June 30, 2021. The facility is for general corporate purposes. Letters of credit are available for security needs, including in respect of North Sea decommissioning obligations. The facility has no collateral requirements, is not subject to borrowing base redetermination, and has no drawdown restrictions or prepayment obligations in the event of a decline in credit ratings.
As of June 30, 2021, there were no borrowings and aggregate £561 million and $20 million in letters of credit outstanding under this facility. As of December 31, 2020, there were $150 million of borrowings and an aggregate £633 million and $40 million in letters of credit outstanding under this facility. The outstanding letters of credit denominated in pounds were issued to support North Sea decommissioning obligations, the terms of which required such support after Standard & Poor’s reduced Apache’s credit rating from BBB to BB+ on March 26, 2020.
In November 2018, Altus Midstream LP entered into a revolving credit facility for general corporate purposes that matures in November 2023 (subject to Altus Midstream LP’s two, one-year extension options). The agreement for this facility, as amended, provides aggregate commitments from a syndicate of banks of $800 million. All aggregate commitments include a letter of credit subfacility of up to $100 million and a swingline loan subfacility of up to $100 million. Altus Midstream LP may increase commitments up to an aggregate $1.5 billion by adding new lenders or obtaining the consent of any increasing existing lenders. As of June 30, 2021, there were $657 million of borrowings and a $2 million letter of credit outstanding under this facility. As of December 31, 2020, there were $624 million of borrowings and no letters of credit outstanding under this facility. The Altus Midstream LP credit facility is unsecured and is not guaranteed by APA or any of its subsidiaries, including Apache.

Apache and Altus Midstream LP were in compliance with the terms of their respective credit facilities as of June 30, 2021.
Uncommitted Credit Facilities Apache, from time to time, has and uses uncommitted credit and letter of credit facilities for working capital and credit support purposes. As of June 30, 2021 and December 31, 2020, there were no borrowings and £34 million and $17 million in letters of credit outstanding under these facilities.
Commercial Paper Program Apache has not used its commercial paper program during 2021 and terminated the program. As of June 30, 2021 and December 31, 2020, no commercial paper was outstanding.
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
On June 25, 2021, the United States Bankruptcy Court for the Southern District of Texas (Houston Division) entered an order confirming Fieldwood’s bankruptcy plan.

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
The Company’s average crude oil realizations increased 158 percent from $25.77 per barrel to $66.40 per barrel during the second quarters of 2020 and 2021, respectively. The Company’s average natural gas price realizations increased 78 percent from $1.68 per Mcf to $2.99 per Mcf during the second quarters of 2020 and 2021, respectively. The Company’s average NGL realizations increased 179 percent from $8.28 per barrel to $23.10 per barrel during the second quarters of 2020 and 2021, respectively. Based on average daily production for the second quarter of 2021, a $1.00 per barrel change in the weighted average realized oil price would have increased or decreased revenues for the quarter by approximately $17 million, a $0.10 per Mcf change in the weighted average realized natural gas price would have increased or decreased revenues for the quarter by approximately $8 million, and a $1.00 per barrel change in the weighted average realized NGL price would have increased or decreased revenues for the quarter by approximately $6 million.
The Company periodically enters into derivative positions on a portion of its projected oil and natural gas production through a variety of financial and physical arrangements intended to manage fluctuations in cash flows resulting from changes in commodity prices. Such derivative positions may include the use of futures contracts, swaps, and/or options. The Company does not hold or issue derivative instruments for trading purposes. As of June 30, 2021, the Company had open natural gas derivatives not designated as cash flow hedges in a liability position with a fair value of less than $1 million. A 10 percent increase in gas prices would increase the liability by approximately $3 million, while a 10 percent decrease in gas prices would move the derivatives to an asset position of $3 million. As of June 30, 2021, the Company had open oil derivatives not designated as cash flow hedges in a liability position with a fair value of $62 million. A 10 percent increase in oil prices would increase the liability by approximately $57 million, while a 10 percent decrease in oil prices would decrease the liability by approximately $57 million. These fair value changes assume volatility based on prevailing market parameters at June 30, 2021. Refer to Note 4—Derivative Instruments and Hedging Activities in the Notes to Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for notional volumes and terms with the Company’s derivative contracts.
Interest Rate Risk
As of June 30, 2021, the Company had $8.0 billion, net, in outstanding notes and debentures, all of which was fixed-rate debt, with a weighted average interest rate of 4.98 percent. Although near-term changes in interest rates may affect the fair value of fixed-rate debt, such changes do not expose the Company to the risk of earnings or cash flow loss associated with that debt. The Company is also exposed to interest rate risk related to its interest-bearing cash and cash equivalents balances and amounts outstanding under the indentures and credit facilities. As of June 30, 2021, the Company had approximately $1.2 billion in cash and cash equivalents, approximately 72 percent of which was invested in money market funds and short-term investments with major financial institutions. As of June 30, 2021, Altus Midstream LP had outstanding borrowings of $657 million under its revolving credit facility. A change in the interest rate applicable to short-term investments and credit facility borrowings would have an immaterial impact on earnings and cash flows but could impact interest costs associated with future debt issuances or any future borrowings.
Foreign Currency Exchange Rate Risk
The Company’s cash activities relating to certain international operations is based on the U.S. dollar equivalent of cash flows measured in foreign currencies. The Company’s North Sea production is sold under U.S. dollar contracts, while the majority of costs incurred are paid in British pounds. The Company’s Egypt production is primarily sold under U.S. dollar contracts and the majority of costs incurred are denominated in U.S. dollars. Transactions denominated in British pounds are converted to U.S. dollar equivalents based on the average exchange rates during the period.

Foreign currency gains and losses also arise when monetary assets and monetary liabilities denominated in foreign currencies are translated at the end of each month. Foreign currency gains and losses are included as either a component of “Other” under “Revenues and Other” or, as is the case when the Company re-measures its foreign tax liabilities, as a component of the Company’s provision for income tax expense on the statement of consolidated operations. A foreign currency net gain or loss of $6 million would result from a 10 percent weakening or strengthening, respectively, in the British pound as of June 30, 2021.
The Company is subject to increased foreign currency risk associated with the effects of the U.K.’s withdrawal from the European Union. The Company has periodically entered into foreign exchange contracts in order to minimize the impact of fluctuating exchange rates for the British pound on the Company’s operating expenses. The Company had no outstanding foreign exchange derivative contracts as of June 30, 2021.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Company’s Chief Executive Officer and President, in his capacity as principal executive officer, and Stephen J. Riney, the Company’s Executive Vice President and Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2021, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that the information the Company is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
The Company periodically reviews the design and effectiveness of its disclosure controls, including compliance with various laws and regulations that apply to its operations, both inside and outside the United States. The Company makes modifications to improve the design and effectiveness of our disclosure controls, and may take other corrective action, if the Company’s reviews identify deficiencies or weaknesses in its controls.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
ITEM 1A.    RISK FACTORS
Refer to Part I, Item 1A—Risk Factors of Apache Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and Part II, Item 1A—Risk Factors of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021.
Given the nature of their respective businesses, Apache Corporation and Altus Midstream Company may be subject to different or additional risks than those applicable to the Company. For a description of these risks, refer to the applicable disclosures in Apache Corporation’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2021 and June 30, 2021 and Altus Midstream Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2021 and June 30, 2021.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In 2013 and 2014, the Company’s Board of Directors authorized the purchase of up to 40 million shares of the Company’s common stock, and during the fourth quarter of 2018, the Company’s Board of Directors authorized the purchase of up to 40 million additional shares of the Company’s common stock. Shares may be purchased either in the open market or through privately held negotiated transactions. The Company initiated the buyback program on June 10, 2013, and, through June 30, 2021, had repurchased a total of 40 million shares at an average price of $79.18 per share. The Company is not obligated to acquire any specific number of shares and did not purchase any shares during the first six months of 2021.

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
The following financial statements from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Statement of Consolidated Operations, (ii) Statement of Consolidated Comprehensive Income (Loss), (iii) Statement of Consolidated Cash Flows, (iv) Consolidated Balance Sheet, (v) Statement of Consolidated Changes in Equity (Deficit) and Noncontrolling Interest and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

APA CORPORATION

Dated:	August 5, 2021	/s/ STEPHEN J. RINEY
Stephen J. Riney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	August 5, 2021	/s/ REBECCA A. HOYT
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer, and Controller
(Principal Accounting Officer)