Form 10-Q
period 2022-06-30
APA Corp
filed 2022-08-04
CIK 1841666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of registrant’s common stock outstanding as of July 31, 2022	326,530,252

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
•other risks and uncertainties disclosed in the Company’s second-quarter 2022 earnings release;
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

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

	(In millions, except share data)
REVENUES AND OTHER:
Oil, natural gas, and natural gas liquids production revenues	$2,525	$1,514	$4,845	$2,945
Purchased oil and gas sales	522	242	871	682
Total revenues	3,047	1,756	5,716	3,627
Derivative instrument gains (losses), net	(32)	(113)	(94)	45
Gain (loss) on divestitures, net	(27)	65	1,149	67
Other, net	64	74	109	135
	3,052	1,782	6,880	3,874
OPERATING EXPENSES:
Lease operating expenses	359	311	703	575
Gathering, processing, and transmission(1)	94	61	175	119
Purchased oil and gas costs	528	262	879	756
Taxes other than income	78	51	148	95
Exploration	56	26	98	75
General and administrative	89	86	245	169
Transaction, reorganization, and separation	3	4	17	4
Depreciation, depletion, and amortization	278	351	569	693
Asset retirement obligation accretion	29	28	58	56
Financing costs, net	76	107	228	217
	1,590	1,287	3,120	2,759
NET INCOME BEFORE INCOME TAXES	1,462	495	3,760	1,115
Current income tax provision	415	131	807	280
Deferred income tax benefit	(20)	(44)	(60)	(23)
NET INCOME INCLUDING NONCONTROLLING INTERESTS	1,067	408	3,013	858
Net income attributable to noncontrolling interest - Egypt	141	41	260	83
Net income attributable to noncontrolling interest - Altus	—	27	14	28
Net income (loss) attributable to Altus Preferred Unit limited partners	—	24	(70)	43
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$926	$316	$2,809	$704

NET INCOME PER COMMON SHARE:
Basic	$2.72	$0.83	$8.18	$1.86
Diluted	$2.71	$0.82	$8.15	$1.86
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	341	378	344	378
Diluted	342	379	344	379
(1)    For gathering, processing, and transmission costs associated with Kinetik, refer to Note 6—Equity Method Interest for further detail.
The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

	(In millions)
NET INCOME INCLUDING NONCONTROLLING INTERESTS	$1,067	$408	$3,013	$858
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Share of equity method interests other comprehensive income	—	—	—	1
Pension and postretirement benefit plan	—	—	(1)	—
COMPREHENSIVE INCOME INCLUDING NONCONTROLLING INTERESTS	1,067	408	3,012	859
Comprehensive income attributable to noncontrolling interest - Egypt	141	41	260	83
Comprehensive income attributable to noncontrolling interest - Altus	—	27	14	28
Comprehensive income (loss) attributable to Altus Preferred Unit limited partners	—	24	(70)	43
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCK	$926	$316	$2,808	$705

The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2022	2021

	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interests	$3,013	$858
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized derivative instrument losses, net	83	55
Gain on divestitures, net	(1,149)	(67)
Exploratory dry hole expense and unproved leasehold impairments	47	46
Depreciation, depletion, and amortization	569	693
Asset retirement obligation accretion	58	56
Benefit from deferred income taxes	(60)	(23)
(Gain) loss on extinguishment of debt	67	(1)
Other, net	(88)	(14)
Changes in operating assets and liabilities:
Receivables	(519)	(165)
Inventories	(18)	20
Drilling advances and other current assets	28	43
Deferred charges and other long-term assets	(11)	(18)
Accounts payable	206	157
Accrued expenses	202	17
Deferred credits and noncurrent liabilities	(2)	(17)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,426	1,640
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to upstream oil and gas property	(741)	(558)
Leasehold and property acquisitions	(26)	(3)
Proceeds from sale of oil and gas properties	751	181
Proceeds from sale of Kinetik shares	224	—
Deconsolidation of Altus cash and cash equivalents	(143)	—
Other, net	(49)	(13)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	16	(393)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on revolving credit facilities, net	(267)	(150)
Proceeds from Altus credit facility, net	—	33
Payments on Apache fixed-rate debt	(1,370)	(20)
Distributions to noncontrolling interest - Egypt	(159)	(60)
Distributions to Altus Preferred Unit limited partners	(11)	(23)
Treasury stock activity, net	(552)	—
Dividends paid to APA common stockholders	(86)	(19)
Other, net	(17)	(21)
NET CASH USED IN FINANCING ACTIVITIES	(2,462)	(260)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(20)	987
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	302	262
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$282	$1,249

SUPPLEMENTARY CASH FLOW DATA:
Interest paid, net of capitalized interest	$172	$233
Income taxes paid, net of refunds	637	231

The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30, 2022(1)	December 31, 2021(1)

	(In millions, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($132 related to Altus VIE)	$282	$302
Receivables, net of allowance of $115 and $109	1,894	1,394
Other current assets (Note 5) ($9 related to Altus VIE)	907	684
	3,083	2,380
PROPERTY AND EQUIPMENT:
Oil and gas properties	40,936	40,749
Gathering, processing, and transmission facilities ($209 related to Altus VIE)	447	673
Other ($3 related to Altus VIE)	604	1,126
Less: Accumulated depreciation, depletion, and amortization ($25 related to Altus VIE)	(33,756)	(34,213)
	8,231	8,335
OTHER ASSETS:
Equity method interests (Note 6) ($1,365 related to Altus VIE)	618	1,365
Decommissioning security for sold Gulf of Mexico properties (Note 11)	383	640
Deferred charges and other ($6 related to Altus VIE)	609	583
	$12,924	$13,303

LIABILITIES, NONCONTROLLING INTERESTS, AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable ($12 related to Altus VIE)	$925	$731
Current debt	125	215
Other current liabilities (Note 7) ($15 related to Altus VIE)	1,763	1,171
	2,813	2,117
LONG-TERM DEBT (Note 9) ($657 related to Altus VIE)	5,160	7,295
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	89	148
Asset retirement obligation (Note 8) ($68 related to Altus VIE)	2,061	2,089
Decommissioning contingency for sold Gulf of Mexico properties (Note 11)	825	1,086
Other ($67 related to Altus VIE)	471	573
	3,446	3,896
REDEEMABLE NONCONTROLLING INTEREST - ALTUS PREFERRED UNIT LIMITED PARTNERS (Note 12)	—	712
EQUITY (DEFICIT):
Common stock, $0.625 par, 860,000,000 shares authorized, 419,756,641 and 419,078,606 shares issued, respectively	262	262
Paid-in capital	11,567	11,645
Accumulated deficit	(6,679)	(9,488)
Treasury stock, at cost, 86,362,994 and 72,147,841 shares, respectively	(4,587)	(4,036)
Accumulated other comprehensive income	21	22
APA SHAREHOLDERS’ EQUITY (DEFICIT)	584	(1,595)
Noncontrolling interest - Egypt	921	820
Noncontrolling interest - Altus	—	58
TOTAL EQUITY (DEFICIT)	1,505	(717)
	$12,924	$13,303
(1)    The Altus VIE amounts are disclosed as of December 31, 2021. All Altus balances were deconsolidated as of February 22, 2022. Refer to Note 1—Summary of Significant Accounting Policies and Note 2—Acquisitions and Divestitures for further detail.

The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY (DEFICIT) AND NONCONTROLLING INTERESTS
(Unaudited)

	Redeemable Noncontrolling Interest - Altus Preferred Unit Limited Partners(1)	Common Stock	Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	APA SHAREHOLDERS’ EQUITY (DEFICIT)	Noncontrolling Interests(1)	TOTAL EQUITY (DEFICIT)

	(In millions)
For the Quarter Ended June 30, 2021
Balance at March 31, 2021	$605	$262	$11,727	$(10,073)	$(3,189)	$15	$(1,258)	$997	$(261)
Net income attributable to common stock	—	—	—	316	—	—	316	—	316
Net income attributable to noncontrolling interest - Egypt	—	—	—	—	—	—	—	41	41
Net income attributable to noncontrolling interest - Altus	—	—	—	—	—	—	—	27	27
Net income attributable to Altus Preferred Unit holders	24	—	—	—	—	—	—	—	—
Distributions payable to Altus Preferred Unit limited partners	(12)	—	—	—	—	—	—	—	—
Distributions to noncontrolling interest - Egypt	—	—	—	—	—	—	—	(20)	(20)
Common dividends declared ($0.025 per share)	—	—	(10)	—	—	—	(10)	—	(10)
Other	—	—	(13)	—	1	—	(12)	(5)	(17)
Balance at June 30, 2021	$617	$262	$11,704	$(9,757)	$(3,188)	$15	$(964)	$1,040	$76

For the Quarter Ended June 30, 2022
Balance at March 31, 2022	$—	$262	$11,600	$(7,605)	$(4,296)	$21	$(18)	$870	$852
Net income attributable to common stock	—	—	—	926	—	—	926	—	926
Net income attributable to noncontrolling interest - Egypt	—	—	—	—	—	—	—	141	141
Distributions to noncontrolling interest - Egypt	—	—	—	—	—	—	—	(90)	(90)
Common dividends declared ($0.125 per share)	—	—	(42)	—	—	—	(42)	—	(42)
Treasury stock activity, net	—	—	—	—	(291)	—	(291)	—	(291)
Other	—	—	9	—	—	—	9	—	9
Balance at June 30, 2022	$—	$262	$11,567	$(6,679)	$(4,587)	$21	$584	$921	$1,505
(1)    As a result of the BCP Business Combination, the Company deconsolidated Altus on February 22, 2022. Refer to Note 1—Summary of Significant Accounting Policies and Note 2—Acquisitions and Divestitures for further detail.

The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY (DEFICIT) AND NONCONTROLLING INTERESTS - Continued
(Unaudited)

	Redeemable Noncontrolling Interest - Altus Preferred Unit Limited Partners(1)	Common Stock	Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	APA SHAREHOLDERS’ EQUITY (DEFICIT)	Noncontrolling Interests(1)	TOTAL EQUITY (DEFICIT)
	(In millions)
For the Six Months Ended June 30, 2021
Balance at December 31, 2020	$608	$262	$11,735	$(10,461)	$(3,189)	$14	$(1,639)	$994	$(645)
Net income attributable to common stock	—	—	—	704	—	—	704	—	704
Net income attributable to noncontrolling interest - Egypt	—	—	—	—	—	—	—	83	83
Net income attributable to noncontrolling interest - Altus	—	—	—	—	—	—	—	28	28
Net income attributable to Altus Preferred Unit holders	43	—	—	—	—	—	—	—	—
Distributions payable to Altus Preferred Unit limited partners	(11)	—	—	—	—	—	—	—	—
Distributions paid to Altus Preferred Unit limited partners	(23)	—	—	—	—	—	—	—	—
Distributions to noncontrolling interest - Egypt	—	—	—	—	—	—	—	(60)	(60)
Common dividends declared ($0.05 per share)	—	—	(19)	—	—	—	(19)	—	(19)
Other	—	—	(12)	—	1	1	(10)	(5)	(15)
Balance at June 30, 2021	$617	$262	$11,704	$(9,757)	$(3,188)	$15	$(964)	$1,040	$76

For the Six Months Ended June 30, 2022
Balance at December 31, 2021	$712	$262	$11,645	$(9,488)	$(4,036)	$22	$(1,595)	$878	$(717)
Net income attributable to common stock	—	—	—	2,809	—	—	2,809	—	2,809
Net income attributable to noncontrolling interest - Egypt	—	—	—	—	—	—	—	260	260
Net income attributable to noncontrolling interest - Altus	—	—	—	—	—	—	—	14	14
Net loss attributable to Altus Preferred Unit limited partners	(70)	—	—	—	—	—	—	—	—
Distributions to noncontrolling interest - Egypt	—	—	—	—	—	—	—	(159)	(159)
Common dividends declared ($0.25 per share)	—	—	(85)	—	—	—	(85)	—	(85)
Deconsolidation of Altus	(642)	—	—	—	—	—	—	(72)	(72)
Treasury stock activity, net	—	—	—	—	(551)	—	(551)	—	(551)
Other	—	—	7	—	—	(1)	6	—	6
Balance at June 30, 2022	$—	$262	$11,567	$(6,679)	$(4,587)	$21	$584	$921	$1,505
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
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of June 30, 2022, the Company's significant accounting policies are consistent with those discussed in Note 1—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The Company’s financial statements for prior periods include reclassifications that were made to conform to the current-year presentation, if applicable.
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

During the three and six months ended June 30, 2022 and 2021, the Company recorded no asset impairments in connection with fair value assessments.
Revenue Recognition
There have been no significant changes to the Company’s contracts with customers during the six months ended June 30, 2022 and 2021.
Payments under all contracts with customers are typically due and received within a short-term period of one year or less after physical delivery of the product or service has been rendered. Receivables from contracts with customers, including receivables for purchased oil and gas sales and net of allowance for credit losses, were $1.8 billion and $1.3 billion as of June 30, 2022 and December 31, 2021, respectively.
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
Gathering, Processing, and Transmission (GPT) Facilities
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
2.    ACQUISITIONS AND DIVESTITURES
2022 Activity
In July 2022, the Company completed the acquisition of oil and gas assets in the Delaware Basin for a purchase price of $505 million. The transaction closed on July 29, 2022 for a total cost of $555 million, after including post-effective date adjustments to date. The acquisition was effective April 1, 2022, and was funded primarily from borrowings on the Company’s revolving credit facility. A deposit of $51 million was paid during the second quarter in association with this transaction.
During the second quarter of 2022, the Company completed leasehold and property acquisitions, primarily in the Permian Basin, for total cash consideration of $26 million. During the second quarter of 2022, the Company also completed the sale of non-core assets and leasehold in multiple transactions for total cash proceeds of $7 million, recognizing a gain of approximately $1 million upon closing of these transactions.
During the first quarter of 2022, the Company completed a previously announced transaction to sell certain non-core mineral rights in the Delaware Basin. The Company received total cash proceeds of approximately $736 million after certain post-closing adjustments and recognized an associated gain of approximately $563 million. The Company also completed the sale of other non-core assets and leasehold in multiple transactions for total cash proceeds of $8 million. The Company recognized a gain of approximately $1 million upon closing of these transactions during the first quarter of 2022.

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
During the first quarter of 2022, the Company sold four million of its shares in Kinetik for cash proceeds of $224 million and recognized a loss of $25 million, including transaction fees. Refer to Note 6—Equity Method Interests for further detail. In connection with this secondary offering, the Company has agreed that within the next 24 months, it will invest a minimum of $100 million of these proceeds for new well drilling and completion activity at the Alpine High play in the Delaware Basin, where Kinetik has exclusive gas and NGL gathering and processing rights.

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
3.    CAPITALIZED EXPLORATORY WELL COSTS
The Company’s capitalized exploratory well costs were $466 million and $321 million as of June 30, 2022 and December 31, 2021, respectively. The increase is primarily attributable to additional drilling activity in Suriname and Egypt.
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
Counterparty Risk
The use of derivative instruments exposes the Company to credit loss in the event of nonperformance by the counterparty. To reduce the concentration of exposure to any individual counterparty, the Company utilizes a diversified group of investment-grade rated counterparties, primarily financial institutions, for its derivative transactions. As of June 30, 2022, the Company had derivative positions with 12 counterparties. The Company monitors counterparty creditworthiness on an ongoing basis; however, it cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, the Company may be limited in its ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, the Company may not realize the benefit of some of its derivative instruments resulting from lower commodity prices or changes in currency exchange rates.

Derivative Instruments
Commodity Derivative Instruments
As of June 30, 2022, the Company had the following open natural gas financial basis swap contracts:

		Basis Swap Purchased		Basis Swap Sold
Production Period	Settlement Index	MMBtu (in 000’s)	Weighted Average Price Differential	MMBtu (in 000’s)	Weighted Average Price Differential
July—December 2022	NYMEX Henry Hub/IF Waha	42,320	$(0.70)	—	—
July—December 2022	NYMEX Henry Hub/IF HSC	—	—	42,320	$(0.12)
October—December 2022	NYMEX Henry Hub/IF Waha	920	$(1.19)	—	—
October—December 2022	NYMEX Henry Hub/IF HSC	—	—	920	$(0.19)
January—March 2023	NYMEX Henry Hub/IF Waha	3,150	$(1.06)	—	—
January—March 2023	NYMEX Henry Hub/IF HSC	—	—	3,150	$(0.03)
January—June 2023	NYMEX Henry Hub/IF Waha	4,525	$(1.54)	—	—
January—June 2023	NYMEX Henry Hub/IF HSC	—	—	4,525	$(0.11)
July—September 2023	NYMEX Henry Hub/IF Waha	1,840	$(1.62)	—	—
July—September 2023	NYMEX Henry Hub/IF HSC	—	—	1,840	$(0.19)
January—December 2023	NYMEX Henry Hub/IF Waha	73,000	$(1.15)	—	—
January—December 2023	NYMEX Henry Hub/IF HSC	—	—	73,000	$(0.08)
January—June 2024	NYMEX Henry Hub/IF Waha	3,640	$(1.25)	—	—
January—June 2024	NYMEX Henry Hub/IF HSC	—	—	3,640	$(0.10)
Foreign Currency Derivative Instruments
The Company has open foreign currency costless collar contracts in GBP/USD for £15 million per month for the calendar year 2022 with a weighted average floor and ceiling price of $1.29 and $1.39, respectively.
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

Fair Value Measurements
The following table presents the Company’s derivative assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Price in Active Markets (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Netting(1)	Carrying Amount

	(In millions)
June 30, 2022
Assets:
Commodity derivative instruments	$—	$—	$—	$—	$1	$1
Liabilities:
Commodity derivative instruments	—	54	—	54	1	55
Foreign currency derivative instruments	—	7	—	7	—	7

December 31, 2021
Liabilities:
Commodity derivative instruments	$—	$10	$—	$10	$—	$10
Pipeline capacity embedded derivative	—	46	—	46	—	46
Preferred Units embedded derivative	—	—	57	57	—	57
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

	June 30, 2022	December 31, 2021

	(In millions)
Current Assets: Other current assets	$—	$—
Other Assets: Deferred charges and other	1	—
Total derivative assets	$1	$—

Current Liabilities: Other current liabilities	$41	$4
Deferred Credits and Other Noncurrent Liabilities: Other	21	109
Total derivative liabilities	$62	$113

Derivative Activity Recorded in the Statement of Consolidated Operations
The following table summarizes the effect of derivative instruments on the Company’s statement of consolidated operations:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

	(In millions)
Realized:
Commodity derivative instruments	$(4)	$(48)	$(9)	$100
Foreign currency derivative instruments	(2)	—	(2)	—
Realized gain (loss), net	(6)	(48)	(11)	100
Unrealized:
Commodity derivative instruments	(20)	(98)	(44)	(72)
Pipeline capacity embedded derivatives	—	2	—	3
Foreign currency derivative instruments	(6)	—	(8)	—
Preferred Units embedded derivative	—	31	(31)	14
Unrealized loss, net	(26)	(65)	(83)	(55)
Derivative instrument gains (losses), net	$(32)	$(113)	$(94)	$45
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
5.    OTHER CURRENT ASSETS
The following table provides detail of the Company’s other current assets:

	June 30, 2022	December 31, 2021

	(In millions)
Inventories	$473	$473
Drilling advances	57	55
Prepaid assets and other	27	56
Current decommissioning security for sold Gulf of Mexico assets	350	100
Total Other current assets	$907	$684
6.    EQUITY METHOD INTERESTS
The Kinetik Class A Common Stock held by the Company is treated as an interest in equity securities measured at fair value. The Company elected the fair value option for measuring its equity method interest in Kinetik based on practical expedience, variances in reporting timelines, and cost-benefit considerations. The fair value of the Company’s interest in Kinetik is determined using observable share prices on a major exchange, a Level 1 fair value measurement. Fair value adjustments and dividends received are recorded as a component of “Other, net” under “Revenues and other” in the Company’s statement of consolidated operations.

The initial interest in Kinetik was measured at fair value based on the Company’s ownership of approximately 12.9 million shares of Kinetik Class A Common stock as of February 22, 2022. In March 2022, the Company sold four million of its shares of Kinetik Class A Common Stock for a loss, including underwriters fees, of $25 million, which was recorded as a component of “Gain on divestitures, net” under “Revenues and other” in the Company’s statement of consolidated operations. Refer to Note 2–Acquisitions and Divestitures for further detail. A fair value adjustment gain of $24 million was recorded during the first quarter of 2022 based on the Company’s remaining 8.9 million shares of Kinetik Class A Common Stock as of March 31, 2022.
During the second quarter of 2022, Kinetik issued a two-for-one split of its Common Stock. Also during the second quarter, the Company received approximately 0.4 million shares of Kinetik’s Class A Common Stock as a paid-in-kind dividend. A fair value adjustment gain of $29 million was recorded during the second quarter based on the Company’s ownership of 18.1 million shares of Kinetik Class A Common Stock on June 30, 2022.
The Company’s ownership represented approximately 13 percent of Kinetik’s outstanding Class A Common Stock, as of March 31, 2022 and June 30, 2022.
The following table presents the activity in the Company’s equity method interest in Kinetik for the six months ended June 30, 2022:

Kinetik Holdings Inc

(In millions)
Balance at December 31, 2021	$—
Initial interest upon closing the BCP Business Combination	802
Sale of Class A shares	(250)
Paid-in-kind dividend	13
Fair value adjustments	53
Balance at June 30, 2022	$618
During the three and six months ending June 30, 2022, the Company recorded GPT costs for midstream services provided by Kinetik subsequent to the close of the transaction totaling $26 million and $36 million, respectively. As of June 30, 2022, the Company has recorded accrued GPT costs payable to Kinetik of approximately $8 million.
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

	Interest	December 31, 2021

		(In millions)
Gulf Coast Express Pipeline, LLC	16.0%	$274
EPIC Crude Holdings, LP	15.0%	—
Permian Highway Pipeline, LLC	26.7%	630
Shin Oak Pipeline (Breviloba, LLC)	33.0%	461
Total Altus equity method interests		$1,365

The following table presents the activity in Altus’ equity method interests for the six months ended June 30, 2022:

	Gulf Coast Express Pipeline LLC	EPIC Crude Holdings, LP	Permian Highway Pipeline LLC	Breviloba, LLC	Total

	(In millions)
Balance at December 31, 2021	$274	$—	$630	$461	$1,365
Capital contributions	—	2	—	—	2
Distributions	(5)	—	(9)	(7)	(21)
Equity income (loss), net	8	(2)	10	5	21
Deconsolidation of Altus	(277)	—	(631)	(459)	(1,367)
Balance at June 30, 2022	$—	$—	$—	$—	$—
7.    OTHER CURRENT LIABILITIES
The following table provides detail of the Company’s other current liabilities:

	June 30, 2022	December 31, 2021

	(In millions)
Accrued operating expenses	$145	$129
Accrued exploration and development	303	207
Accrued compensation and benefits	281	292
Accrued interest	96	107
Accrued income taxes	180	28
Current asset retirement obligation	40	41
Current operating lease liability	121	99
Current portion of derivatives at fair value	41	4
Current decommissioning contingency for sold Gulf of Mexico properties	350	100
Other	206	164
Total Other current liabilities	$1,763	$1,171
8.    ASSET RETIREMENT OBLIGATION
The following table describes changes to the Company’s asset retirement obligation (ARO) liability:

June 30, 2022
(In millions)
Asset retirement obligation, December 31, 2021	$2,130
Liabilities incurred	2
Liabilities settled	(16)
Liabilities divested	(4)
Deconsolidation of Altus	(69)
Accretion expense	58
Asset retirement obligation, June 30, 2022	2,101
Less current portion	(40)
Asset retirement obligation, long-term	$2,061

9.    DEBT AND FINANCING COSTS
The following table presents the carrying values of the Company’s debt:

	June 30, 2022	December 31, 2021

	(In millions)
Apache notes and debentures before unamortized discount and debt issuance costs(1)	$5,032	$6,344
Altus credit facility(2)	—	657
Syndicated credit facilities(2)	275	542
Apache finance lease obligations	35	36
Unamortized discount	(28)	(30)
Debt issuance costs	(29)	(39)
Total debt	5,285	7,510
Current maturities	(125)	(215)
Long-term debt	$5,160	$7,295
(1)    The fair values of the Apache notes and debentures were $4.4 billion and $7.1 billion as of June 30, 2022 and December 31, 2021, respectively.
The Company uses a market approach to determine the fair values of its notes and debentures using estimates provided by an independent investment financial data services firm (a Level 2 fair value measurement).
(2)    The carrying value of borrowings on credit facilities approximates fair value because interest rates are variable and reflective of market rates.
As of June 30, 2022, current debt included $123 million carrying value of 2.625% senior notes due January 15, 2023 and $2 million of finance lease obligations. As of December 31, 2021, current debt included $213 million carrying value of 3.25% senior notes due April 15, 2022 and $2 million of finance lease obligations.
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
•One new agreement is denominated in US dollars (the USD Agreement) and provides for an unsecured five-year revolving credit facility, with aggregate commitments of US$1.8 billion (including a letter of credit subfacility of up to US$750 million, of which US$150 million currently is committed). The Company may increase commitments up to an aggregate US$2.3 billion by adding new lenders or obtaining the consent of any increasing existing lenders. This facility matures in April 2027, subject to the Company’s two, one-year extension options.
•The second new agreement is denominated in pounds sterling (the GBP Agreement) and provides for an unsecured five-year revolving credit facility, with aggregate commitments of £1.5 billion for loans and letters of credit. This facility matures in April 2027, subject to the Company’s two, one-year extension options.

In connection with the Company’s entry into the USD Agreement and the GBP Agreement (each, a New Agreement), Apache terminated US$4.0 billion of commitments under the Former Facility, borrowings then outstanding under the Former Facility were deemed outstanding under the USD Agreement, and letters of credit then outstanding under the Former Facility were deemed outstanding under a New Agreement, depending upon whether denominated in US dollars or pounds sterling. Apache may borrow under the USD Agreement up to an aggregate principal amount of US$300 million outstanding at any given time. Apache has guaranteed obligations under each New Agreement effective until the aggregate principal amount of indebtedness under senior notes and debentures outstanding under Apache’s existing indentures is less than US$1.0 billion.

As of June 30, 2022, there were $275 million of borrowings and a $20 million letter of credit outstanding under the USD Agreement, and an aggregate £748 million in letters of credit outstanding under the GBP Agreement. As of December 31, 2021, there were $542 million of borrowings and an aggregate £748 million and $20 million in letters of credit outstanding under the Former Facility. The letters of credit denominated in pounds were issued to support North Sea decommissioning obligations, the terms of which required such support after Standard & Poor’s reduced Apache’s credit rating from BBB to BB+ on March 26, 2020.
Apache, from time to time, has and uses uncommitted credit and letter of credit facilities for working capital and credit support purposes. As of June 30, 2022 and December 31, 2021, there were no outstanding borrowings under these facilities. As of June 30, 2022, there were £117 million and $17 million in letters of credit outstanding under these facilities. As of December 31, 2021, there were £117 million and $17 million in letters of credit outstanding under these facilities.
Financing Costs, Net
The following table presents the components of the Company’s financing costs, net:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

	(In millions)
Interest expense	$79	$110	$169	$222
Amortization of debt issuance costs	5	3	7	5
Capitalized interest	(5)	(2)	(8)	(4)
(Gain) loss on extinguishment of debt	—	(1)	67	(1)
Interest income	(3)	(3)	(7)	(5)
Financing costs, net	$76	$107	$228	$217
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
During the second quarter of 2022, the Company’s effective income tax rate was primarily impacted by a decrease in the amount of valuation allowance against its U.S. deferred tax assets. The Company’s 2022 year-to-date effective income tax rate was primarily impacted by the gain associated with deconsolidation of Altus, the gain on sale of certain non-core mineral rights in the Delaware Basin, and a decrease in the amount of valuation allowance against its U.S. deferred tax assets. During the second quarter and the first six months of 2021, the Company’s effective income tax rate was primarily impacted by a decrease in the amount of valuation allowance against its U.S. deferred tax assets.
On May 26, 2022, the U.K. Chancellor announced a new tax on the profits of oil and gas companies operating in the U.K. and the U.K. Continental Shelf. On June 21, 2022, the U.K. Government published draft legislation concerning this new tax and on July 14, 2022, the Energy (Oil and Gas) Profits Levy Act 2022 was enacted, receiving Royal Assent. Under the new law, an additional levy is assessed at a 25 percent tax rate and will be effective for the period of May 26, 2022, through December 31, 2025. Under U.S. GAAP, the financial statement impact of new legislation will be recorded in the period of enactment. Therefore, in the third quarter of 2022, the Company expects to record a deferred tax expense of approximately $230 million to $250 million related to the remeasurement of the June 30, 2022 U.K. deferred tax liability.
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

11.    COMMITMENTS AND CONTINGENCIES
Legal Matters
The Company is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls, which also may include controls related to the potential impacts of climate change. As of June 30, 2022, the Company has an accrued liability of approximately $48 million for all legal contingencies that are deemed to be probable of occurring and can be reasonably estimated. The Company’s estimates are based on information known about the matters and its experience in contesting, litigating, and settling similar matters. Although actual amounts could differ from management’s estimate, none of the actions are believed by management to involve future amounts that would be material to the Company’s financial position, results of operations, or liquidity after consideration of recorded accruals. For material matters that the Company believes an unfavorable outcome is reasonably possible, the Company has disclosed the nature of the matter and a range of potential exposure, unless an estimate cannot be made at this time. It is management’s opinion that the loss for any other litigation matters and claims that are reasonably possible to occur will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
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
Australian Operations Divestiture Dispute
Pursuant to a Sale and Purchase Agreement dated April 9, 2015 (Quadrant SPA), the Company and its subsidiaries divested Australian operations to Quadrant Energy Pty Ltd (Quadrant). Closing occurred on June 5, 2015. In April 2017, the Company filed suit against Quadrant for breach of the Quadrant SPA. In its suit, the Company seeks approximately AUD $80 million. In December 2017, Quadrant filed a defense of equitable set-off to the Company’s claim and a counterclaim seeking approximately AUD $200 million in the aggregate. The Company believes that Quadrant’s claims lack merit and will not have a material adverse effect on the Company’s financial position, results of operation, or liquidity.
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
Oklahoma Class Action
The Company is a party to a purported class action in Oklahoma styled Albert Steven Allen v. Apache Corporation, Case No. CJ-2019-00219.
The Allen case seeks to represent a group of owners who have allegedly received late royalty and other payments under Oklahoma statutes. With no admission of liability or wrongdoing, but only to avoid the expense and uncertainty of future litigation, Apache has entered into a settlement agreement in the Allen case to resolve all claims made against it by the class. The settlement agreement is subject to court approval and a full fairness hearing will be held in the coming months. The settlement will not have a material effect on the Company’s financial position, results of operations, or liquidity.
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
On March 16, 2021, a case captioned William Wessels, Derivatively and on behalf of APA Corporation v. John J. Christmann IV et al. was filed in the 334th District Court of Harris County, Texas. The case purports to be a derivative action brought against senior management and Company directors over many of the same allegations included in the Plymouth County Retirement System matter and asserts claims of (1) breach of fiduciary duty; (2) waste of corporate assets; and (3) unjust enrichment. On March 17, 2022, the trial court granted Defendants’ Special Exceptions and dismissed the claim with prejudice.
Environmental Matters
As of June 30, 2022, the Company had an undiscounted reserve for environmental remediation of approximately $2 million.
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

The Company is not aware of any environmental claims existing as of June 30, 2022 that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity. There can be no assurance, however, that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered on the Company’s properties.
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
If Apache incurs costs to decommission any Legacy GOM Asset and GOM Shelf does not reimburse Apache for such costs, then Apache expects to obtain reimbursement from Trust A, the Bonds, and the Letters of Credit until such funds and securities are fully utilized. In addition, after such sources have been exhausted, Apache has agreed to provide a standby loan to GOM Shelf of up to $400 million to perform decommissioning (Standby Loan Agreement), with such standby loan secured by a first and prior lien on the Legacy GOM Assets.
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

As of June 30, 2022, Apache estimates that its potential liability to fund decommissioning of Legacy GOM Assets it may be ordered to perform ranges from $1.2 billion to $1.4 billion on an undiscounted basis. Management does not believe any specific estimate within this range is a better estimate than any other. Accordingly, the Company has recorded a contingent liability of $1.2 billion as of June 30, 2022, representing the estimated costs of decommissioning it may be required to perform on Legacy GOM Assets. Of the total liability recorded, $825 million is reflected under the caption “Decommissioning contingency for sold Gulf of Mexico properties,” and $350 million is reflected under “Other current liabilities” in the Company’s consolidated balance sheet. The Company has also recorded a $733 million asset, which represents the amount the Company expects to be reimbursed from the Trust A funds, the Bonds, and the Letters of Credit for decommissioning it may be required to perform on Legacy GOM Assets. Of the total asset recorded, $383 million is reflected under the caption “Decommissioning security for sold Gulf of Mexico properties,” and $350 million is reflected under “Other current assets.” Changes in significant assumptions impacting Apache’s estimated liability, including expected decommissioning rig spread rates, lift boat rates, and planned abandonment logistics could result in a liability in excess of the amount accrued. In addition, significant changes in the market price of oil, gas, and NGLs could further impact Apache’s estimate of its contingent liability to decommission Legacy GOM Assets.
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
Net Income per Common Share
The following table presents a reconciliation of the components of basic and diluted net income per common share in the consolidated financial statements:

	For the Quarter Ended June 30,
	2022			2021
	Income	Shares	Per Share	Income	Shares	Per Share

	(In millions, except per share amounts)
Basic:
Income attributable to common stock	$926	341	$2.72	$316	378	$0.83
Effect of Dilutive Securities:
Stock options and other	$—	1	$(0.01)	$—	1	$—
Redeemable noncontrolling interest - Altus Preferred Unit limited partners	$—	—	$—	$(6)	—	$(0.01)
Diluted:
Income attributable to common stock	$926	342	$2.71	$310	379	$0.82

	For the Six Months Ended June 30,
	2022			2021
	Income	Shares	Per Share	Income	Shares	Per Share
	(In millions, except per share amounts)
Basic:
Income attributable to common stock	$2,809	344	$8.18	$704	378	$1.86
Effect of Dilutive Securities:
Stock options and other	$—	—	$(0.03)	$—	1	$—
Diluted:
Income attributable to common stock	$2,809	344	$8.15	$704	379	$1.86

Prior to the deconsolidation of Altus on February 22, 2022, the Company used the “if-converted method” to determine the potential dilutive effect of an assumed exchange of the outstanding Preferred Units of Altus Midstream LP for shares of Altus Midstream Company’s common stock. The impact to net income attributable to common stock on an assumed conversion of the Preferred Units was anti-dilutive for the six months ended June 30, 2021. The diluted earnings per share calculation excludes options and restricted stock units that were anti-dilutive of 2.0 million and 3.4 million during the second quarters of 2022 and 2021, respectively, and 2.7 million and 3.7 million during the first six months of 2022 and 2021, respectively.
Stock Repurchase Program
During 2018, Apache’s Board of Directors authorized the purchase of up to 40 million shares of the Company’s common stock. No shares were purchased under this authorization through December 31, 2020. During the fourth quarter of 2021, the Company’s Board of Directors authorized the purchase of an additional 40 million shares of the Company’s common stock. Shares may be purchased either in the open market or through privately negotiated transactions.
In the second quarter of 2022, the Company repurchased 7.0 million shares at an average price of $41.60 per share, and as of June 30, 2022, the Company had remaining authorization to repurchase up to 34.6 million shares. For the six months ended June 30, 2022, the Company repurchased 14.2 million shares at an average price of $38.79 per share The Company is not obligated to acquire any additional shares. The Company did not repurchase any shares during the six months ended June 30, 2021.
The Company repurchased 6.9 million shares at an average price of $33.88 per share in July 2022, and as of July 31, 2022, the Company had remaining authorization to repurchase up to 27.7 million shares. The Company is not obligated to acquire any additional shares.
Common Stock Dividends
For the quarters ended June 30, 2022 and 2021, the Company paid $43 million and $9 million, respectively, in dividends on its common stock. For the six months ended June 30, 2022 and 2021, the Company paid $86 million and $19 million, respectively, in dividends on its common stock.
During the third quarter of 2021, the Company’s Board of Directors approved an increase in its quarterly dividend from $0.025 per share to $0.0625 per share and, in the fourth quarter of 2021, approved a further increase to $0.125 per share.

14.    BUSINESS SEGMENT INFORMATION
As of June 30, 2022, the Company is engaged in exploration and production (Upstream) activities across three operating segments: Egypt, North Sea, and the U.S. The Company’s Upstream business explores for, develops, and produces crude oil, natural gas, and natural gas liquids. Prior to the deconsolidation of Altus on February 22, 2022, the Company’s Midstream business was operated by Altus Midstream Company, which owned, developed, and operated a midstream energy asset network in the Permian Basin of West Texas. The Company also has active exploration and planned appraisal operations ongoing in Suriname, as well as interests in other international locations that may, over time, result in reportable discoveries and development opportunities. Financial information for each segment is presented below:

	Egypt(1)	North Sea	U.S.	Altus Midstream	Intersegment Eliminations & Other	Total(4)
	Upstream

For the Quarter Ended June 30, 2022	(In millions)
Revenues:
Oil revenues	$902	$307	$654	$—	$—	$1,863
Natural gas revenues	88	64	281	—	—	433
Natural gas liquids revenues	3	12	214	—	—	229
Oil, natural gas, and natural gas liquids production revenues	993	383	1,149	—	—	2,525
Purchased oil and gas sales	—	—	522	—	—	522
	993	383	1,671	—	—	3,047
Operating Expenses:
Lease operating expenses	131	118	110	—	—	359
Gathering, processing, and transmission	5	12	77	—	—	94
Purchased oil and gas costs	—	—	528	—	—	528
Taxes other than income	—	—	78	—	—	78
Exploration	12	2	1	—	41	56
Depreciation, depletion, and amortization	91	54	133	—	—	278
Asset retirement obligation accretion	—	20	9	—	—	29
	239	206	936	—	41	1,422
Operating Income (Loss)(2)	$754	$177	$735	$—	$(41)	1,625

Other Income (Expense):
Derivative instrument losses, net						(32)
Loss on divestitures, net						(27)
Other, net						64
General and administrative						(89)
Transaction, reorganization, and separation						(3)
Financing costs, net						(76)
Income Before Income Taxes						$1,462

	Egypt(1)	North Sea	U.S.	Altus Midstream	Intersegment Eliminations & Other	Total(4)
	Upstream

For the Six Months Ended June 30, 2022	(In millions)
Revenues:
Oil revenues	$1,692	$635	$1,253	$—	$—	$3,580
Natural gas revenues	186	163	464	—	—	813
Natural gas liquids revenues	6	28	421	—	(3)	452
Oil, natural gas, and natural gas liquids production revenues	1,884	826	2,138	—	(3)	4,845
Purchased oil and gas sales	—	—	866	5	—	871
Midstream service affiliate revenues	—	—	—	16	(16)	—
	1,884	826	3,004	21	(19)	5,716
Operating Expenses:
Lease operating expenses	262	214	228	—	(1)	703
Gathering, processing, and transmission	10	24	154	5	(18)	175
Purchased oil and gas costs	—	—	879	—	—	879
Taxes other than income	—	—	145	3	—	148
Exploration	27	7	5	—	59	98
Depreciation, depletion, and amortization	188	116	263	2	—	569
Asset retirement obligation accretion	—	40	17	1	—	58
	487	401	1,691	11	40	2,630
Operating Income (Loss)(2)	$1,397	$425	$1,313	$10	$(59)	3,086

Other Income (Expense):
Derivative instrument losses, net						(94)
Gain on divestitures, net						1,149
Other, net						109
General and administrative						(245)
Transaction, reorganization, and separation						(17)
Financing costs, net						(228)
Income Before Income Taxes						$3,760

Total Assets(3)	$3,107	$2,103	$7,156	$—	$558	$12,924

	Egypt(1)	North Sea	U.S.	Altus Midstream	Intersegment Eliminations & Other	Total(4)
	Upstream

For the Quarter Ended June 30, 2021	(In millions)
Revenues:
Oil revenues	$432	$216	$493	$—	$—	$1,141
Natural gas revenues	65	27	134	—	—	226
Natural gas liquids revenues	2	4	141	—	—	147
Oil, natural gas, and natural gas liquids production revenues	499	247	768	—	—	1,514
Purchased oil and gas sales	—	—	239	3	—	242
Midstream service revenues	—	—	—	32	(32)	—
	499	247	1,007	35	(32)	1,756
Operating Expenses:
Lease operating expenses	114	98	99	—	—	311
Gathering, processing, and transmission	3	8	74	8	(32)	61
Purchased oil and gas costs	—	—	259	3	—	262
Taxes other than income	—	—	47	4	—	51
Exploration	14	3	2	—	7	26
Depreciation, depletion, and amortization	137	63	148	3	—	351
Asset retirement obligation accretion	—	20	7	1	—	28
	268	192	636	19	(25)	1,090
Operating Income (Loss)(2)	$231	$55	$371	$16	$(7)	666

Other Income (Expense):
Derivative instrument losses, net						(113)
Gain on divestitures, net						65
Other, net						74
General and administrative						(86)
Transaction, reorganization, and separation						(4)
Financing costs, net						(107)
Income Before Income Taxes						$495

	Egypt(1)	North Sea	U.S.	Altus Midstream	Intersegment Eliminations & Other	Total(4)
	Upstream

For the Six Months Ended June 30, 2021	(In millions)
Revenues:
Oil revenues	$834	$457	$841	$—	$—	$2,132
Natural gas revenues	135	58	345	—	—	538
Natural gas liquids revenues	4	10	261	—	—	275
Oil, natural gas, and natural gas liquids production revenues	973	525	1,447	—	—	2,945
Purchased oil and gas sales	—	—	676	6	—	682
Midstream service affiliate revenues	—	—	—	64	(64)	—
	973	525	2,123	70	(64)	3,627
Operating Expenses:
Lease operating expenses	218	173	185	—	(1)	575
Gathering, processing, and transmission	4	20	143	15	(63)	119
Purchased oil and gas costs	—	—	751	5	—	756
Taxes other than income	—	—	87	8	—	95
Exploration	22	23	18	—	12	75
Depreciation, depletion, and amortization	267	147	273	6	—	693
Asset retirement obligation accretion	—	39	15	2	—	56
	511	402	1,472	36	(52)	2,369
Operating Income (Loss)(2)	$462	$123	$651	$34	$(12)	1,258

Other Income (Expense):
Derivative instrument gains, net						45
Gain on divestitures, net						67
Other, net						135
General and administrative						(169)
Transaction, reorganization, and separation						(4)
Financing costs, net						(217)
Income Before Income Taxes						$1,115

Total Assets(3)	$3,116	$2,127	$5,964	$1,839	$466	$13,512
(1)Includes revenue from non-customers for the quarters and six months ended June 30, 2022 and 2021 of:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

	(In millions)
Oil	$302	$97	$552	$190
Natural gas	30	10	61	22
Natural gas liquids	1	—	2	1
(2)Operating income of U.S. and Egypt includes leasehold impairments of $1 million and $1 million, respectively, for the second quarter of 2022. Operating income of U.S. and Egypt includes leasehold impairments of $4 million and $2 million, respectively, for the first six months of 2022. Operating income of U.S. and Egypt includes leasehold and other asset impairments of $1 million and $2 million, respectively, for the second quarter of 2021. Operating income of U.S. and Egypt includes leasehold impairments of $17 million and $4 million, respectively, for the first six months of 2021.
(3)Intercompany balances are excluded from total assets.
(4)Includes noncontrolling interests in Egypt and Altus prior to deconsolidation.

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
The global economy and the energy industry have been deeply impacted by the effects of the conflict in Ukraine and coronavirus disease 2019 (COVID-19) pandemic and related governmental actions. Uncertainties in the global supply chain, commodity prices, and financial markets, including the impact of inflation and rising interest rates, continue to impact oil supply and demand. Despite these uncertainties, the Company remains committed to its longer-term objectives: (1) to maintain a balanced asset portfolio, including advancement of ongoing exploration and appraisal activities offshore Suriname; (2) to invest for long-term returns over production growth; and (3) to budget conservatively to generate cash flow in excess of its upstream exploration, appraisal, and development capital program that can be directed to debt reduction, share repurchases, and other return of capital to its stakeholders. The Company continues to aggressively manage its cost structure regardless of the oil price environment and closely monitors hydrocarbon pricing fundamentals to reallocate capital as part of its ongoing planning process. For additional detail on the Company’s forward capital investment outlook, refer to “Capital Resources and Liquidity” below.
In the second quarter of 2022, the Company reported net income attributable to common stock of $926 million, or $2.71 per diluted share, compared to net income of $316 million, or $0.82 per diluted share, in the second quarter of 2021. Net income for the second quarter of 2022 benefited from higher revenues attributable to a new merged concession agreement in Egypt and higher commodity prices. The increase in realized prices was primarily driven by the effects of global inflation, the conflict in Ukraine on global commodity prices, and uncertainties around spare capacity and energy security globally.
The Company generated $2.4 billion of cash from operating activities during the first six months of 2022, a 48 percent increase from the first six months of 2021, driven by higher oil and gas revenues. Since year-end 2021, the Company has reduced its total outstanding debt and redeemable preferred interests by $2.2 billion and $712 million, respectively, through the deconsolidation of ALTM and the retirement of outstanding notes and debentures. The Company also repurchased 14.2 million shares of its common stock for $552 million during the first six months of 2022. The Company had $282 million of cash on hand at June 30, 2022.

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
•Beginning in the fourth quarter of 2021 and through the end of the second quarter of 2022, the Company has repurchased 45.4 million shares of the Company’s common stock. As of June 30, 2022, the Company had remaining authorization to repurchase up to 34.6 million shares under the Company’s share repurchase programs. Additionally, the Company repurchased an additional 6.9 million shares of the Company’s common stock in July of 2022.
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
Operational Highlights
Key operational highlights for the quarter include:
United States
•Daily boe production from the Company’s U.S. assets accounted for 52 percent of its total production during the second quarter of 2022. The Company’s initial delineation program in its Austin Chalk area had mixed results, prompting a pause in planned drilling and completion activity.
•During the quarter the Company entered into a transaction to acquire properties in the Texas Delaware Basin near existing operations, primarily in Loving and Reeves counties. The acquired properties have a combination of producing wells, wells in the process of drilling and completion, and an inventory of undrilled locations. The Company expects production will average 12,000 to 14,000 boe/d for the remaining five months of the year. The purchase price was $505 million, and the transaction closed on July 29 for a total cost of $555 million after including post-effective date adjustments to date.
International
•In Egypt, the Company averaged 12 drilling rigs and drilled 11 new productive wells during the second quarter of 2022. Second quarter 2022 gross equivalent production in the Company’s Egypt assets increased 1 percent from the second quarter of 2021, while net production increased 25 percent, primarily a function of improved cost recovery under the new merged concession agreement ratified at the end of 2021. The Company continues to build and enhance its drilling inventory in Egypt, supplemented with recent seismic acquisitions and new play concept evaluations on both new and existing acreage. The Company continues to increase drilling and workover activity as a result of the merged concession agreement.
•The Company averaged two rigs in the North Sea during the second quarter of 2022. Production was impacted by downtime from maintenance turnaround at Forties during the first half of 2022. North Sea production in the second half of 2022 is expected to benefit from completion of maintenance activities and production commencing on the Garten-3 development well.
•During the second quarter of 2022, the Company announced flow test results from the Krabdagu exploration well on Block 58 offshore Suriname, which encountered approximately 32 meters of net pay in each of the Upper Campanian and Lower Campanian zones. Appraisal drilling will be necessary to confirm additional resource and optimal development well locations. The Maersk Valiant drillship is currently drilling the Dikkop exploration well in the central portion of the block, after which it is expected to continue exploration and appraisal activities in the central portion of Block 58. APA holds a 50 percent working interest in Block 58, with TotalEnergies, the operator, holding a 50 percent working interest.
•The Company is currently drilling the Baja exploration well on Block 53 offshore Suriname, adjacent to Block 58 operations. APA is the operator and holds a 45 percent interest in Block 53.

Results of Operations
Oil, Natural Gas, and Natural Gas Liquids Production Revenues
Revenue
The Company’s production revenues and respective contribution to total revenues by country were as follows:

	For the Quarter Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution

	($ in millions)
Oil Revenues:
United States	$654	35%	$493	43%	$1,253	35%	$841	39%
Egypt(1)	902	48%	432	38%	1,692	47%	834	39%
North Sea	307	17%	216	19%	635	18%	457	22%
Total(1)	$1,863	100%	$1,141	100%	$3,580	100%	$2,132	100%

Natural Gas Revenues:
United States	$281	65%	$134	59%	$464	57%	$345	64%
Egypt(1)	88	20%	65	29%	186	23%	135	25%
North Sea	64	15%	27	12%	163	20%	58	11%
Total(1)	$433	100%	$226	100%	$813	100%	$538	100%

NGL Revenues:
United States	$214	93%	$141	96%	$418	92%	$261	95%
Egypt(1)	3	1%	2	1%	6	2%	4	1%
North Sea	12	6%	4	3%	28	6%	10	4%
Total(1)	$229	100%	$147	100%	$452	100%	$275	100%

Oil and Gas Revenues:
United States	$1,149	46%	$768	51%	$2,135	44%	$1,447	49%
Egypt(1)	993	39%	499	33%	1,884	39%	973	33%
North Sea	383	15%	247	16%	826	17%	525	18%
Total(1)	$2,525	100%	$1,514	100%	$4,845	100%	$2,945	100%
(1)    Includes revenues attributable to a noncontrolling interest in Egypt.

Production
The Company’s production volumes by country were as follows:

	For the Quarter Ended June 30,			For the Six Months Ended, June 30,
	2022	Increase (Decrease)	2021	2022	Increase (Decrease)	2021
Oil Volume (b/d)
United States	64,759	(22)%	82,852	67,184	(11)%	75,313
Egypt(1)(2)	85,502	20%	71,182	85,261	19%	71,673
North Sea	32,493	2%	31,992	33,860	(10)%	37,726
Total	182,754	(2)%	186,026	186,305	1%	184,712

Natural Gas Volume (Mcf/d)
United States	457,459	(15)%	541,088	467,493	(11)%	524,396
Egypt(1)(2)	346,424	35%	256,262	366,390	37%	267,145
North Sea	42,802	16%	36,769	40,645	(6)%	43,268
Total	846,685	2%	834,119	874,528	5%	834,809

NGL Volume (b/d)
United States	59,267	(13)%	68,492	60,482	(4)%	63,183
Egypt(1)(2)	297	(46)%	553	394	(31)%	568
North Sea	1,195	9%	1,095	1,345	9%	1,231
Total	60,759	(13)%	70,140	62,221	(4)%	64,982

BOE per day(3)
United States	200,269	(17)%	241,525	205,582	(9)%	225,895
Egypt(1)(2)	143,536	25%	114,445	146,720	26%	116,765
North Sea(4)	40,822	4%	39,216	41,979	(9)%	46,169
Total	384,627	(3)%	395,186	394,281	1%	388,829
(1)    Gross oil, natural gas, and NGL production in Egypt were as follows:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Oil (b/d)	141,432	135,494	137,934	135,408
Natural Gas (Mcf/d)	555,694	578,380	576,637	590,756
NGL (b/d)	464	866	599	881
(2)    Includes net production volumes per day attributable to a noncontrolling interest in Egypt of:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Oil (b/d)	28,516	23,759	28,423	23,923
Natural Gas (Mcf/d)	115,534	85,574	122,112	89,235
NGL (b/d)	99	184	131	189
(3)    The table shows production on a boe basis in which natural gas is converted to an equivalent barrel of oil based on a 6:1 energy equivalent ratio. This ratio is not reflective of the price ratio between the two products.
(4)    Average sales volumes from the North Sea for the second quarters of 2022 and 2021 were 38,029 boe/d and 41,941 boe/d, respectively, and 40,833 boe/d and 48,208 boe/d for the first six months of 2022 and 2021, respectively. Sales volumes may vary from production volumes as a result of the timing of liftings.

Pricing
The Company’s average selling prices by country were as follows:

	For the Quarter Ended June 30,			For the Six Months Ended, June 30,
	2022	Increase (Decrease)	2021	2022	Increase (Decrease)	2021
Average Oil Price - Per barrel
United States	$110.98	70%	$65.32	$103.05	67%	$61.68
Egypt	115.97	74%	66.70	109.65	71%	64.30
North Sea	113.77	66%	68.34	107.47	69%	63.48
Total	113.79	71%	66.40	106.87	69%	63.06

Average Natural Gas Price - Per Mcf
United States	$6.75	147%	$2.73	$5.48	51%	$3.63
Egypt	2.78	(1)%	2.80	2.80	—	2.80
North Sea	18.15	124%	8.10	24.72	233%	7.43
Total	5.65	89%	2.99	5.16	45%	3.56

Average NGL Price - Per barrel
United States	$39.79	75%	$22.72	$38.20	67%	$22.84
Egypt	75.14	97%	38.10	76.80	85%	41.49
North Sea	71.71	85%	38.79	73.29	66%	44.21
Total	40.97	77%	23.10	39.63	69%	23.41
Second-Quarter 2022 compared to Second-Quarter 2021
Crude Oil Crude oil revenues for the second quarter of 2022 totaled $1.9 billion, a $722 million increase from the comparative 2021 quarter. A 71 percent increase in average realized prices increased second-quarter 2022 oil revenues by $814 million compared to the prior-year quarter, while 2 percent lower average daily production decreased revenues by $92 million. Crude oil revenues accounted for 74 percent of total oil and gas production revenues and 48 percent of worldwide production in the second quarter of 2022. The Company’s worldwide oil production decreased 3.3 Mb/d to 182.8 Mb/d during the second quarter of 2022 from the comparative prior-year period, primarily a result of natural production decline across all assets, offset by an increased net production in Egypt resulting from improved cost recovery under the merged concession agreement ratified at the end of 2021.
Natural Gas Gas revenues for the second quarter of 2022 totaled $433 million, a $207 million increase from the comparative 2021 quarter. An 89 percent increase in average realized prices increased second-quarter 2022 natural gas revenues by $202 million compared to the prior-year quarter, while 2 percent higher average daily production increased revenues by $5 million. Natural gas revenues accounted for 17 percent of total oil and gas production revenues and 37 percent of worldwide production during the second quarter of 2022. The Company’s worldwide natural gas production increased 12.6 MMcf/d to 847 MMcf/d during the second quarter of 2022 from the comparative prior-year period, primarily a result of increased net production in Egypt resulting from improved cost recovery under the merged concession agreement ratified at the end of 2021 and increased production in the North Sea due to lower operational downtime as compared to the second quarter of 2021. These increases were partially offset by natural production decline across all assets and the Company’s divestiture of non-core assets in the Permian Basin during the first quarter of 2022.
NGL NGL revenues for the second quarter of 2022 totaled $229 million, a $82 million increase from the comparative 2021 quarter. A 77 percent increase in average realized prices increased second-quarter 2022 NGL revenues by $114 million compared to the prior-year quarter, while 13 percent lower average daily production decreased revenues by $32 million. NGL revenues accounted for 9 percent of total oil and gas production revenues and 15 percent of worldwide production during the second quarter of 2022. The Company’s worldwide NGL production decreased 9.4 Mb/d to 60.8 Mb/d during the second quarter of 2022 from the comparative prior-year period, primarily a result of natural production decline across all assets and the Company’s divestiture of non-core assets in the Permian Basin during the first quarter of 2022.

Year-to-Date 2022 compared to Year-to-Date 2021
Crude Oil Crude oil revenues for the first six months of 2022 totaled $3.6 billion, a $1.4 billion increase from the comparative 2021 period. A 69 percent increase in average realized prices increased oil revenues for the 2022 period by $1.4 billion compared to the prior-year period, while the change in average daily production was insignificant compared to the prior-year period. Crude oil revenues accounted for 74 percent of total oil and gas production revenues and 47 percent of worldwide production for the first six months of 2022. Crude oil prices realized during the first six months of 2022 averaged $106.87 per barrel, compared to $63.06 per barrel in the comparative prior-year period. The Company’s worldwide oil production increased 1.6 Mb/d to 186.3 Mb/d in the first six months of 2022 compared to the prior-year period, primarily a function of improved cost recovery under the merged concession agreement in Egypt ratified at the end of 2021, offset by operational downtime in the North Sea and natural production decline across all assets.
Natural Gas Gas revenues for the first six months of 2022 totaled $813 million, a $275 million increase from the comparative 2021 period. A 45 percent increase in average realized prices increased natural gas revenues for the 2022 period by $241 million compared to the prior-year period, while 5 percent higher average daily production increased revenues by $34 million compared to the prior-year period. Natural gas revenues accounted for 17 percent of total oil and gas production revenues and 37 percent of worldwide production for the first six months of 2022. Natural gas prices realized during the first six months of 2022 averaged $5.16 per Mcf, compared to $3.56 per Mcf in the comparative prior-year period. The Company’s worldwide natural gas production increased 40 MMcf/d to 875 MMcf/d in the first six months of 2022 compared to the prior-year period, primarily a result of increased net production in Egypt resulting from improved cost recovery under the merged concession agreement ratified at the end of 2021, offset by natural production decline across all assets.
NGL NGL revenues for the first six months of 2022 totaled $452 million, a $177 million increase from the comparative 2021 period. A 69 percent increase in average realized prices increased NGL revenues for the 2022 period by $191 million compared to the prior-year period, while 4 percent lower average daily production decreased revenues by $14 million compared to the prior-year period. NGL revenues accounted for 9 percent of total oil and gas production revenues and 16 percent of worldwide production for the first six months of 2022. NGL prices realized during the first six months of 2022 averaged $39.63 per barrel, compared to $23.41 per barrel in the comparative prior-year period. The Company’s worldwide NGL production decreased 2.8 Mb/d to 62.2 Mb/d in the first six months of 2022 compared to the prior-year period, primarily a result of natural production decline across all countries.
Altus Midstream Revenues
Prior to the deconsolidation of Altus on February 22, 2022, Altus Midstream services revenues generated through its fee-based contractual arrangements with the Company totaled $32 million during the second quarter of 2021 and $16 million and $64 million during the first six months of 2022 and 2021, respectively. These revenues were eliminated upon consolidation.
Purchased Oil and Gas Sales
Purchased oil and gas sales represent volumes primarily attributable to transport, fuel, and physical in-basin gas purchases that were sold by the Company to fulfill natural gas takeaway obligations. Sales related to these purchased volumes totaled $522 million and $242 million during the second quarters of 2022 and 2021, respectively, and $871 million and $682 million during the first six months of 2022 and 2021, respectively. Purchased oil and gas sales were offset by associated purchase costs of $528 million and $262 million during the second quarters of 2022 and 2021, respectively, and $879 million and $756 million during the first six months of 2022 and 2021, respectively. Gross purchased oil and gas sales values were higher in the second quarter and first six months of 2022 primarily due to higher average natural gas prices during the 2022 periods.

Operating Expenses
The Company’s operating expenses were as follows:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

	(In millions)
Lease operating expenses	$359	$311	$703	$575
Gathering, processing, and transmission	94	61	175	119
Purchased oil and gas costs	528	262	879	756
Taxes other than income	78	51	148	95
Exploration	56	26	98	75
General and administrative	89	86	245	169
Transaction, reorganization, and separation	3	4	17	4
Depreciation, depletion, and amortization:
Oil and gas property and equipment	269	322	547	634
Gathering, processing, and transmission assets	1	19	6	38
Other assets	8	10	16	21
Asset retirement obligation accretion	29	28	58	56
Financing costs, net	76	107	228	217
Total Operating Expenses	$1,590	$1,287	$3,120	$2,759
Lease Operating Expenses (LOE)
LOE increased $48 million and $128 million in the second quarter and the first six months of 2022, respectively, from the comparative prior-year periods. On a per-unit basis, LOE increased 20 percent and 22 percent in the second quarter and the first six months of 2022, respectively, from the comparative prior-year periods. The increase was driven by overall higher labor costs and operating costs trending with higher oil and gas prices and global inflation. These increases were coupled with higher workover activity in the U.S. and in the North Sea in the second quarter and the first six months of 2022. LOE costs for the first six months of 2022 were also impacted by mark-to-market adjustments for cash-based stock compensation expense resulting from an increase in the Company’s stock price and anticipated achievement of performance and financial objectives as defined in the stock award plans.
Gathering, Processing, and Transmission (GPT)
The Company’s GPT expenses were as follows:

	For the Quarter Ended June 30,		For the Six Months Ended, June 30,
	2022	2021	2022	2021

	(In millions)
Third-party processing and transmission costs	$68	$53	$134	$104
Midstream service costs - ALTM	—	32	18	63
Midstream service costs - Kinetik	26	—	36	—
Upstream processing and transmission costs	94	85	188	167
Midstream operating expenses	—	8	5	15
Intersegment eliminations	—	(32)	(18)	(63)
Total Gathering, processing, and transmission	$94	$61	$175	$119

GPT costs increased $33 million and $56 million in the second quarter and the first six months of 2022, respectively, from the comparative prior-year periods. Third-party processing and transmission costs increased $15 million and $30 million in the second quarter and the first six months of 2022, respectively, from the comparative prior-year periods. The increase in third-party costs for the second quarter and the first six months of 2022 was primarily driven by an increase in average transportation rates during the year. Costs for services provided by ALTM in the first quarter of 2022 and prior to the BCP Business Combination (as defined in the Notes to the Company’s Consolidated Financial Statements set forth in Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q) totaling $18 million were eliminated in the Company’s consolidated financial statements and reflected as “Intersegment eliminations” in the table above. Subsequent to the BCP Business Combination and the Company’s deconsolidation of Altus on February 22, 2022, these midstream services continue to be provided by Kinetik Holdings Inc. (Kinetik) but are no longer eliminated. Midstream services provided by Kinetik totaled $26 million and $36 million in the second quarter and the first six months of 2022, respectively, and will continue to result in higher GPT costs in future periods as compared to periods preceding the ALTM deconsolidation.
Purchased Oil and Gas Costs
Purchased oil and gas costs totaled $528 million and $879 million during the second quarter and the first six months of 2022, respectively, compared to $262 million and $756 million during the second quarter and the first six months of 2021, respectively. Purchased oil and gas costs were offset by associated purchase sales of $522 million and $871 million during the second quarter and the first six months of 2022, respectively, compared to $242 million and $682 million during the second quarter and the first six months of 2021, respectively, as further discussed above.
Taxes Other Than Income
Taxes other than income increased $27 million and $53 million from the second quarter and the first six months of 2021, respectively, primarily from higher severance taxes driven by higher commodity prices as compared to the same prior-year periods.
Exploration Expenses
The Company’s exploration expenses were as follows:

	For the Quarter Ended June 30,		For the Six Months Ended, June 30,
	2022	2021	2022	2021

	(In millions)
Unproved leasehold impairments	$2	$3	$6	$21
Dry hole expense	36	6	41	25
Geological and geophysical expense	3	6	18	10
Exploration overhead and other	15	11	33	19
Total Exploration	$56	$26	$98	$75
Exploration expenses increased $30 million and $23 million from the second quarter and the first six months of 2021, respectively, primarily the result of higher dry hole expenses and exploration overhead, a function of increased exploration activities. These increases were partially offset by lower unproved leasehold impairments driven by improved commodity prices.
General and Administrative (G&A) Expenses
G&A expenses increased $3 million and $76 million from the second quarter and the first six months of 2021, respectively. The year-over-year increase was primarily driven by higher cash-based stock compensation expense resulting from an increase in the Company’s stock price and anticipated achievement of performance and financial objectives as defined in the stock award plans. Higher overall wages across the Company also impacted G&A expenses compared to the prior-year period.
Transaction, Reorganization, and Separation (TRS) Costs
TRS costs decreased $1 million and increased $13 million from the second quarter and the first six months of 2021, respectively. The increase in costs during the first six months of 2022 compared to the same prior-year period was primarily a result of transaction costs from the BCP Business Combination.

Depreciation, Depletion, and Amortization (DD&A)
DD&A expenses on the Company’s oil and gas properties decreased $53 million and $87 million from the second quarter and the first six months of 2021, respectively. The Company’s DD&A rate on its oil and gas properties decreased $1.16 per boe and $1.28 per boe from the second quarter and the first six months of 2021, respectively. The decrease on an absolute basis was driven by lower depletion rates in Egypt, partially offset by higher production volumes.
Financing Costs, Net
The Company’s Financing costs were as follows:

	For the Quarter Ended June 30,		For the Six Months Ended, June 30,
	2022	2021	2022	2021
	(In millions)
Interest expense	$79	$110	$169	$222
Amortization of debt issuance costs	5	3	7	5
Capitalized interest	(5)	(2)	(8)	(4)
(Gain) loss on extinguishment of debt	—	(1)	67	(1)
Interest income	(3)	(3)	(7)	(5)
Total Financing costs, net	$76	$107	$228	$217
Net financing costs decreased $31 million and increased $11 million from the second quarter and the first six months of 2021, respectively. The lower overall interest expense was a result of the reduction of fixed-rate debt during 2021 and the first quarter of 2022. During the first six months of 2022, the lower interest expense was more than offset by a $67 million loss on extinguishment of debt recognized in the first quarter of 2022.
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
During the second quarter of 2022, the Company’s effective income tax rate was primarily impacted by a decrease in the amount of valuation allowance against its U.S. deferred tax assets. The Company’s 2022 year-to-date effective income tax rate was primarily impacted by the gain associated with deconsolidation of Altus, the gain on sale of certain non-core mineral rights in the Delaware Basin, and a decrease in the amount of valuation allowance against its U.S. deferred tax assets. During the second quarter and the first six months of 2021, the Company’s effective income tax rate was primarily impacted by a decrease in the amount of valuation allowance against its U.S. deferred tax assets.
On May 26, 2022, the U.K. Chancellor announced a new tax on the profits of oil and gas companies operating in the U.K. and the U.K. Continental Shelf. On June 21, 2022, the U.K. Government published draft legislation concerning this new tax and on July 14, 2022, the Energy (Oil and Gas) Profits Levy Act 2022 was enacted, receiving Royal Assent. Under the new law, an additional levy is assessed at a 25 percent tax rate and will be effective for the period of May 26, 2022, through December 31, 2025. Under U.S. GAAP, the financial statement impact of new legislation will be recorded in the period of enactment. Therefore, in the third quarter of 2022, the Company expects to record a deferred tax expense of approximately $230 million to $250 million related to the remeasurement of the June 30, 2022 U.K. deferred tax liability.
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
The Company’s capital investment for the second quarter of 2022 was below its guidance for the period as some activity shifted to later in the year, and the Company expects its full-year estimated upstream capital to be approximately $1.725 billion. This is nearly 8 percent higher than initial guidance, primarily on increased Suriname drilling activity.
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

Sources and Uses of Cash
The following table presents the sources and uses of the Company’s cash and cash equivalents for the periods presented:

	For the Six Months Ended June 30,
	2022	2021

	(In millions)
Sources of Cash and Cash Equivalents:
Net cash provided by operating activities	$2,426	$1,640
Proceeds from Altus credit facility, net	—	33
Proceeds from asset divestitures	751	181
Proceeds from sale of Kinetik shares	224	—
Total Sources of Cash and Cash Equivalents	3,401	1,854
Uses of Cash and Cash Equivalents:
Additions to upstream oil and gas property	$741	$558
Leasehold and property acquisitions	26	3
Payments on revolving credit facilities, net	267	150
Payments on fixed-rate debt	1,370	20
Dividends paid to APA common stockholders	86	19
Distributions to noncontrolling interest - Egypt	159	60
Distributions to Altus Preferred Unit limited partners	11	23
Treasury stock activity, net	552	—
Deconsolidation of Altus cash and cash equivalents	143	—
Other	66	34
Total Uses of Cash and Cash Equivalents	3,421	867
Increase (decrease) in cash and cash equivalents	$(20)	$987
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
Net cash provided by operating activities increased $786 million from the first six months of 2021, primarily due to higher commodity prices and associated revenues, partially offset by changes in working capital.
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
Proceeds from Altus Credit Facility, Net The construction of Altus’ gathering and processing assets and the associated equity method pipelines in early 2021 required capital expenditures in excess of Altus’ cash on hand and operational cash flows. During the first six months of 2021, Altus Midstream LP borrowed $33 million under its revolving credit facility to meet this shortfall. Prior to the deconsolidation of Altus on February 22, 2022, there were no additional borrowings under this facility in 2022.
Proceeds from Asset Divestitures The Company received $751 million and $181 million of proceeds from the divestiture of certain non-core assets during the first six months of 2022 and 2021, respectively. The Company also received $224 million of cash proceeds from the sale of four million of its shares in Kinetik during the first six months of 2022. For more information regarding the Company’s acquisitions and divestitures, refer to Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Uses of Cash and Cash Equivalents
Additions to Upstream Oil & Gas Property Exploration and development cash expenditures were $741 million and $558 million during the first six months of 2022 and 2021, respectively. The increase in capital investment is reflective of the increase in the Company’s capital program. The Company operated an average of 20 drilling rigs during the second quarter of 2022, compared to an average of 10 drilling rigs during the second quarter of 2021.
Leasehold and Property Acquisitions During the first six months of 2022 and 2021, the Company completed leasehold and property acquisitions, primarily in the Permian Basin, for total cash consideration of $26 million and $3 million, respectively.
Payments on Revolving Credit Facilities APA and Apache paid down a net of $267 million and $150 million during the first six months of 2022 and 2021, respectively, on its revolving credit facilities.
Payments on Fixed-Rate Debt On January 18, 2022, Apache redeemed the outstanding $213 million principal amount of 3.25% senior notes due April 15, 2022 at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest to the redemption date. The redemption was financed by borrowing under Apache’s former revolving credit facility.
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
Dividends The Company paid $86 million and $19 million during the first six months of 2022 and 2021, respectively, for dividends on its common stock. During the third quarter of 2021, the Company’s Board of Directors approved an increase in its quarterly dividend per share from $0.025 to $0.0625 and, in the fourth quarter of 2021, a further increase to $0.125 per share.
Distributions to Noncontrolling Interest - Egypt Sinopec International Petroleum Exploration and Production Corporation (Sinopec) holds a one-third minority participation interest in the Company’s oil and gas operations in Egypt. The Company paid $159 million and $60 million during the first six months of 2022 and 2021, respectively, in cash distributions to Sinopec.
Distributions to Altus Preferred Units limited partners Prior to the deconsolidation of Altus on February 22, 2022, Altus Midstream LP paid $11 million and $23 million in cash distributions to its limited partners holding Preferred Units during the first six months of 2022 and 2021. For more information regarding the Preferred Units, refer to Note 12—Redeemable Noncontrolling Interest - Altus in the Notes to Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Treasury Stock Activity, net In the first six months of 2022, the Company repurchased 14.2 million shares at an average price of $38.79 per share totaling $552 million, and as of June 30, 2022, the Company had remaining authorization to repurchase 34.6 million shares. No shares were repurchased during the six months ended June 30, 2021.

Liquidity
The following table presents a summary of the Company’s key financial indicators:

	June 30, 2022	December 31, 2021

	(In millions)
Cash and cash equivalents	$282	$302
Total debt - Apache	5,285	6,853
Total debt - Altus	—	657
Total equity (deficit)	1,505	(717)
Available committed borrowing capacity under syndicated credit facilities	2,421	2,426
Available committed borrowing capacity - Altus	—	141
Cash and Cash Equivalents As of June 30, 2022, the Company had $282 million in cash and cash equivalents. The majority of the Company’s cash is invested in highly liquid, investment-grade instruments with maturities of three months or less at the time of purchase.
Debt As of June 30, 2022, the Company had $5.3 billion in total debt outstanding, which consisted of notes and debentures of Apache, credit facility borrowings, and finance lease obligations. As of June 30, 2022, current debt included $123 million, carrying value, of Apache’s 2.625% senior notes due January 15, 2023 and $2 million of finance lease obligations.
Committed Credit Facilities On April 29, 2022, the Company entered into two syndicated credit agreements for general corporate purposes that replaced and refinanced Apache’s 2018 syndicated credit agreement (the Former Facility).
•One new agreement is denominated in US dollars (the USD Agreement) and provides for an unsecured five-year revolving credit facility, with aggregate commitments of US$1.8 billion (including a letter of credit subfacility of up to US$750 million, of which US$150 million currently is committed). The Company may increase commitments up to an aggregate US$2.3 billion by adding new lenders or obtaining the consent of any increasing existing lenders. This facility matures in April 2027, subject to the Company’s two, one-year extension options.
•The second new agreement is denominated in pounds sterling (the GBP Agreement) and provides for an unsecured five-year revolving credit facility, with aggregate commitments of £1.5 billion for loans and letters of credit. This facility matures in April 2027, subject to the Company’s two, one-year extension options.

In connection with the Company’s entry into the USD Agreement and the GBP Agreement (each, a New Agreement), Apache terminated US$4.0 billion of commitments under the Former Facility, borrowings then outstanding under the Former Facility were deemed outstanding under the USD Agreement, and letters of credit then outstanding under the Former Facility were deemed outstanding under a New Agreement, depending upon whether denominated in US dollars or pounds sterling. Apache may borrow under the USD Agreement up to an aggregate principal amount of US$300 million outstanding at any given time. Apache has guaranteed obligations under each New Agreement effective until the aggregate principal amount of indebtedness under senior notes and debentures outstanding under Apache’s existing indentures is less than US$1.0 billion.
As of June 30, 2022, there were $275 million of borrowings and a $20 million letter of credit outstanding under the USD Agreement, and an aggregate £748 million in letters of credit outstanding under the GBP Agreement. As of December 31, 2021, there were $542 million of borrowings and an aggregate £748 million and $20 million in letters of credit outstanding under the Former Facility. The letters of credit denominated in pounds were issued to support North Sea decommissioning obligations, the terms of which required such support after Standard & Poor’s reduced Apache’s credit rating from BBB to BB+ on March 26, 2020.
Uncommitted Credit Facilities Apache, from time to time, has and uses uncommitted credit and letter of credit facilities for working capital and credit support purposes. As of June 30, 2022, there were no borrowings and £117 million and $17 million in letters of credit outstanding under these facilities. As of December 31, 2021, there were no borrowings and £117 million and $17 million in letters of credit outstanding under these facilities.
Off-Balance Sheet Arrangements The Company enters into customary agreements in the oil and gas industry for drilling rig commitments, firm transportation agreements, and other obligations that may not be recorded on the Company’s consolidated balance sheet. For more information regarding these and other contractual arrangements, please refer to “Contractual Obligations” in Part II, Item 7 of APA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There have been no material changes to the contractual obligations described therein.

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
If Apache incurs costs to decommission any Legacy GOM Asset and GOM Shelf does not reimburse Apache for such costs, then Apache expects to obtain reimbursement from Trust A, the Bonds, and the Letters of Credit until such funds and securities are fully utilized. In addition, after such sources have been exhausted, Apache has agreed to provide a standby loan to GOM Shelf of up to $400 million to perform decommissioning (Standby Loan Agreement), with such standby loan secured by a first and prior lien on the Legacy GOM Assets.
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

As of June 30, 2022, Apache estimates that its potential liability to fund decommissioning of Legacy GOM Assets it may be ordered to perform ranges from $1.2 billion to $1.4 billion on an undiscounted basis. Management does not believe any specific estimate within this range is a better estimate than any other. Accordingly, the Company has recorded a contingent liability of $1.2 billion as of June 30, 2022, representing the estimated costs of decommissioning it may be required to perform on Legacy GOM Assets. Of the total liability recorded, $825 million is reflected under the caption “Decommissioning contingency for sold Gulf of Mexico properties,” and $350 million is reflected under “Other current liabilities” in the Company’s consolidated balance sheet. The Company has also recorded a $733 million asset, which represents the amount the Company expects to be reimbursed from the Trust A funds, the Bonds, and the Letters of Credit for decommissioning it may be required to perform on Legacy GOM Assets. Of the total asset recorded, $383 million is reflected under the caption “Decommissioning security for sold Gulf of Mexico properties,” and $350 million is reflected under “Other current assets.” Changes in significant assumptions impacting Apache’s estimated liability, including expected decommissioning rig spread rates, lift boat rates, and planned abandonment logistics could result in a liability in excess of the amount accrued. In addition, significant changes in the market price of oil, gas, and NGLs could further impact Apache’s estimate of its contingent liability to decommission Legacy GOM Assets.
Critical Accounting Estimates
The Company prepares its financial statements and accompanying notes in conformity with accounting principles generally accepted in the U.S., which require management to make estimates and assumptions about future events that affect reported amounts in the financial statements and the accompanying notes. The Company identifies certain accounting policies involving estimation as critical accounting estimates based on, among other things, their impact on the portrayal of the Company’s financial condition, results of operations, or liquidity, as well as the degree of difficulty, subjectivity, and complexity in their deployment. Critical accounting estimates address accounting matters that are inherently uncertain due to unknown future resolution of such matters. Management routinely discusses the development, selection, and disclosure of each critical accounting estimate. For a discussion of the Company’s most critical accounting estimates, please see the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Some of the more significant estimates include reserve estimates, oil and gas exploration costs, offshore decommissioning contingency, long-lived asset impairments, asset retirement obligations, and income taxes.
New Accounting Pronouncements
There were no material changes in recently issued or adopted accounting standards from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
The Company’s revenues, earnings, cash flow, capital investments and, ultimately, future rate of growth are highly dependent on the prices the Company receives for its crude oil, natural gas, and NGLs, which have historically been very volatile because of unpredictable events such as economic growth or retraction, weather, political climate, and global supply and demand. These factors have only been heightened as uncertainties in the commodity and financial markets associated with the COVID-19 pandemic, the conflict in Ukraine, global inflation, and other current events continue to impact oil and gas supply and demand. The Company continually monitors its market risk exposure.
The Company’s average crude oil price realizations increased 71 percent from $66.40 per barrel to $113.79 per barrel during the second quarters of 2021 and 2022, respectively. The Company’s average natural gas price realizations increased 89 percent from $2.99 per Mcf to $5.65 per Mcf during the second quarters of 2021 and 2022, respectively. The Company’s average NGL price realizations increased 77 percent from $23.10 per barrel to $40.97 per barrel during the second quarters of 2021 and 2022, respectively. Based on average daily production for the second quarter of 2022, a $1.00 per barrel change in the weighted average realized oil price would have increased or decreased revenues for the quarter by approximately $17 million, a $0.10 per Mcf change in the weighted average realized natural gas price would have increased or decreased revenues for the quarter by approximately $8 million, and a $1.00 per barrel change in the weighted average realized NGL price would have increased or decreased revenues for the quarter by approximately $6 million.

The Company periodically enters into derivative positions on a portion of its projected crude oil and natural gas production through a variety of financial and physical arrangements intended to manage fluctuations in cash flows resulting from changes in commodity prices. Such derivative positions may include the use of futures contracts, swaps, and/or options. The Company does not hold or issue derivative instruments for trading purposes. As of June 30, 2022, the Company had open natural gas derivatives not designated as cash flow hedges in a liability position with a fair value of $54 million. A 10 percent increase in gas prices would increase the liability by approximately $10 million, while a 10 percent decrease in prices would decrease the liability by approximately $10 million. These fair value changes assume volatility based on prevailing market parameters as of June 30, 2022. Refer to Note 4—Derivative Instruments and Hedging Activities in the Notes to Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for notional volumes and terms with the Company’s derivative contracts.
Interest Rate Risk
As of June 30, 2022, the Company had $5.0 billion, net, in outstanding notes and debentures, all of which was fixed-rate debt, with a weighted average interest rate of 5.25 percent. Although near-term changes in interest rates may affect the fair value of fixed-rate debt, such changes do not expose the Company to the risk of earnings or cash flow loss associated with that debt. The Company is also exposed to interest rate risk related to its interest-bearing cash and cash equivalents balances and amounts outstanding under the indentures and credit facilities. As of June 30, 2022, the Company had approximately $282 million in cash and cash equivalents, approximately 49 percent of which was invested in money market funds and short-term investments with major financial institutions. As of June 30, 2022, there were $275 million of borrowings outstanding under the Company’s syndicated revolving credit facilities. A change in the interest rate applicable to short-term investments and credit facility borrowings would have an immaterial impact on earnings and cash flows but could impact interest costs associated with future debt issuances or any future borrowings.
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
Foreign currency gains and losses also arise when monetary assets and monetary liabilities denominated in foreign currencies are translated at the end of each month. Foreign currency gains and losses are included as either a component of “Other” under “Revenues and Other” or, as is the case when the Company re-measures its foreign tax liabilities, as a component of the Company’s provision for income tax expense on the statement of consolidated operations. Excluding the impacts of the foreign exchange contracts discussed below, foreign currency net gain or loss of $5 million would result from a 10 percent weakening or strengthening, respectively, in the British pound as of June 30, 2022.
The Company has periodically entered into foreign exchange contracts in order to minimize the impact of fluctuating exchange rates for the British pound on the Company’s operating expenses. As of June 30, 2022, the Company had outstanding foreign exchange contracts with a total notional amount of £90 million that are used to reduce its exposure to fluctuating foreign exchange rates for the British pound. A 10 percent strengthening of the British pound against the U.S. dollar would result in a foreign currency net loss associated with these contracts of $1 million, while a 10 percent weakening of the British pound against the U.S. dollar would result in a loss of $18 million as of June 30, 2022.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Company’s Chief Executive Officer and President, in his capacity as principal executive officer, and Stephen J. Riney, the Company’s Executive Vice President and Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2022, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that the information the Company is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
ITEM 1A.    RISK FACTORS
Refer to Part I, Item 1A—Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Given the nature of its business, Apache Corporation may be subject to different or additional risks than those applicable to the Company. For a description of these risks, refer to the disclosures in Apache Corporation’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2022 and June 30, 2022 and Apache Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information on shares of common stock repurchased by the Company during the quarter ended June 30, 2022:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 to April 30, 2022	1,877,089	$41.97	1,877,089	39,689,251
May 1 to May 31, 2022	1,920,689	41.50	1,920,689	37,768,562
June 1 to June 30, 2022	3,189,921	41.44	3,189,921	34,578,641
Total	6,987,699	$41.60
(1) On October 30, 2018, the Company announced that its Board of Directors authorized the repurchase of up to 40 million shares of the Company's common stock. No shares were purchased under this authorization through December 31, 2020. During the fourth quarter of 2021, the Company's Board of Directors authorized the purchase of an additional 40 million shares of the Company's common stock. Shares may be purchased either in the open market or through privately negotiated transactions. The Company is not obligated to acquire any specific number of shares.

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

10.2	–
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
The following financial statements from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Statement of Consolidated Operations, (ii) Statement of Consolidated Comprehensive Income (Loss), (iii) Statement of Consolidated Cash Flows, (iv) Consolidated Balance Sheet, (v) Statement of Consolidated Changes in Equity (Deficit) and Noncontrolling Interests and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

APA CORPORATION

Dated:	August 4, 2022	/s/ STEPHEN J. RINEY
Stephen J. Riney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	August 4, 2022	/s/ REBECCA A. HOYT
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer, and Controller
(Principal Accounting Officer)