Form 10-Q
period 2022-09-30
APA Corp
filed 2022-11-03
CIK 1841666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of registrant’s common stock outstanding as of October 31, 2022	321,511,801

FORWARD-LOOKING STATEMENTS AND RISKS
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected revenues, projected costs, and plans and objectives of management for future operations, are forward-looking statements. Such forward-looking statements are based on the Company’s examination of historical operating trends, the information that was used to prepare its estimate of proved reserves as of December 31, 2021, and other data in the Company’s possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” “continue,” “seek,” “guidance,” “goal,” “might,” “outlook,” “possibly,” “potential,” “prospect,” “should,” “would,” or similar terminology, but the absence of these words does not mean that a statement is not forward looking. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable under the circumstances, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, its assumptions about:
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
•currency exchange rates;
•weather conditions;
•inflation rates;
•the impact of changes in tax legislation;
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
•other risks and uncertainties disclosed in the Company’s third-quarter 2022 earnings release;
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

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

	(In millions, except share data)
REVENUES AND OTHER:
Oil, natural gas, and natural gas liquids production revenues	$2,302	$1,685	$7,147	$4,630
Purchased oil and gas sales	585	374	1,456	1,056
Total revenues	2,887	2,059	8,603	5,686
Derivative instrument gains (losses), net	(44)	—	(138)	45
Gain (loss) on divestitures, net	31	(2)	1,180	65
Loss on previously sold Gulf of Mexico properties	—	(446)	—	(446)
Other, net	(2)	40	107	175
	2,872	1,651	9,752	5,525
OPERATING EXPENSES:
Lease operating expenses	364	316	1,067	891
Gathering, processing, and transmission(1)	99	68	274	187
Purchased oil and gas costs	573	396	1,452	1,152
Taxes other than income	82	54	230	149
Exploration	95	34	193	109
General and administrative	69	70	314	239
Transaction, reorganization, and separation	4	4	21	8
Depreciation, depletion, and amortization	310	335	879	1,028
Asset retirement obligation accretion	29	29	87	85
Impairments	—	18	—	18
Financing costs, net	75	205	303	422
	1,700	1,529	4,820	4,288
NET INCOME BEFORE INCOME TAXES	1,172	122	4,932	1,237
Current income tax provision	357	183	1,164	463
Deferred income tax provision (benefit)	285	(31)	225	(54)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	530	(30)	3,543	828
Net income attributable to noncontrolling interest - Egypt	108	49	368	132
Net income attributable to noncontrolling interest - Altus	—	4	14	32
Net income (loss) attributable to Altus Preferred Unit limited partners	—	30	(70)	73
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$422	$(113)	$3,231	$591

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$1.28	$(0.30)	$9.54	$1.56
Diluted	$1.28	$(0.30)	$9.51	$1.53
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	329	379	339	378
Diluted	330	379	340	379
(1)    For gathering, processing, and transmission costs associated with Kinetik, refer to Note 6—Equity Method Interest for further detail.
The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

	(In millions)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	$530	$(30)	$3,543	$828
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Share of equity method interests other comprehensive income	—	—	—	1
Pension and postretirement benefit plan	—	—	(1)	—
COMPREHENSIVE INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	530	(30)	3,542	829
Comprehensive income attributable to noncontrolling interest - Egypt	108	49	368	132
Comprehensive income attributable to noncontrolling interest - Altus	—	4	14	32
Comprehensive income (loss) attributable to Altus Preferred Unit limited partners	—	30	(70)	73
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$422	$(113)	$3,230	$592

The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021

	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interests	$3,543	$828
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized derivative instrument losses, net	119	18
Gain on divestitures, net	(1,180)	(65)
Exploratory dry hole expense and unproved leasehold impairments	129	67
Depreciation, depletion, and amortization	879	1,028
Asset retirement obligation accretion	87	85
Impairments	—	18
Provision (benefit) from deferred income taxes	225	(54)
Loss on extinguishment of debt	67	104
Loss on previously sold Gulf of Mexico properties	—	446
Other, net	(91)	(6)
Changes in operating assets and liabilities:
Receivables	(554)	(265)
Inventories	(81)	(19)
Drilling advances and other current assets	7	32
Deferred charges and other long-term assets	(3)	(46)
Accounts payable	175	219
Accrued expenses	249	29
Deferred credits and noncurrent liabilities	(41)	(8)
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,530	2,411
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to upstream oil and gas property	(1,168)	(790)
Acquisition of Delaware Basin properties	(563)	—
Leasehold and property acquisitions	(30)	(6)
Proceeds from sale of oil and gas properties	778	239
Proceeds from sale of Kinetik shares	224	—
Deconsolidation of Altus cash and cash equivalents	(143)	—
Other, net	8	15
NET CASH USED IN INVESTING ACTIVITIES	(894)	(542)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments on) revolving credit facilities, net	(22)	290
Proceeds from Altus credit facility, net	—	33
Payments on Apache fixed-rate debt	(1,370)	(1,795)
Distributions to noncontrolling interest - Egypt	(237)	(203)
Distributions to Altus Preferred Unit limited partners	(11)	(34)
Treasury stock activity, net	(884)	—
Dividends paid to APA common stockholders	(127)	(28)
Other, net	(19)	(17)
NET CASH USED IN FINANCING ACTIVITIES	(2,670)	(1,754)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(34)	115
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	302	262
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$268	$377

SUPPLEMENTARY CASH FLOW DATA:
Interest paid, net of capitalized interest	$274	$365
Income taxes paid, net of refunds	1,029	415
The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30, 2022(1)	December 31, 2021(1)

	(In millions, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ($132 related to Altus VIE)	$268	$302
Receivables, net of allowance of $115 and $109	1,928	1,394
Other current assets (Note 5) ($9 related to Altus VIE)	939	684
	3,135	2,380
PROPERTY AND EQUIPMENT:
Oil and gas properties	41,998	40,749
Gathering, processing, and transmission facilities ($209 related to Altus VIE)	447	673
Other ($3 related to Altus VIE)	606	1,126
Less: Accumulated depreciation, depletion, and amortization ($25 related to Altus VIE)	(34,055)	(34,213)
	8,996	8,335
OTHER ASSETS:
Equity method interests (Note 6) ($1,365 related to Altus VIE)	602	1,365
Decommissioning security for sold Gulf of Mexico properties (Note 11)	376	640
Deferred charges and other ($6 related to Altus VIE)	520	583
	$13,629	$13,303

LIABILITIES, NONCONTROLLING INTERESTS, AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable ($12 related to Altus VIE)	$954	$731
Current debt	125	215
Other current liabilities (Note 7) ($15 related to Altus VIE)	1,905	1,171
	2,984	2,117
LONG-TERM DEBT (Note 9) ($657 related to Altus VIE)	5,404	7,295
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	384	148
Asset retirement obligation (Note 8) ($68 related to Altus VIE)	2,078	2,089
Decommissioning contingency for sold Gulf of Mexico properties (Note 11)	801	1,086
Other ($67 related to Altus VIE)	427	573
	3,690	3,896
REDEEMABLE NONCONTROLLING INTEREST - ALTUS PREFERRED UNIT LIMITED PARTNERS (Note 12)	—	712
EQUITY (DEFICIT):
Common stock, $0.625 par, 860,000,000 shares authorized, 419,757,104 and 419,078,606 shares issued, respectively	262	262
Paid-in capital	11,494	11,645
Accumulated deficit	(6,257)	(9,488)
Treasury stock, at cost, 96,185,289 and 72,147,841 shares, respectively	(4,920)	(4,036)
Accumulated other comprehensive income	21	22
APA SHAREHOLDERS’ EQUITY (DEFICIT)	600	(1,595)
Noncontrolling interest - Egypt	951	820
Noncontrolling interest - Altus	—	58
TOTAL EQUITY (DEFICIT)	1,551	(717)
	$13,629	$13,303
(1)    The Altus VIE amounts are disclosed as of December 31, 2021. All Altus balances were deconsolidated as of February 22, 2022. Refer to Note 1—Summary of Significant Accounting Policies and Note 2—Acquisitions and Divestitures for further detail.

The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY (DEFICIT) AND NONCONTROLLING INTERESTS
(Unaudited)

	Redeemable Noncontrolling Interest - Altus Preferred Unit Limited Partners(1)	Common Stock	Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	APA SHAREHOLDERS’ EQUITY (DEFICIT)	Noncontrolling Interests(1)	TOTAL EQUITY (DEFICIT)

	(In millions)
For the Quarter Ended September 30, 2021
Balance at June 30, 2021	$617	$262	$11,704	$(9,757)	$(3,188)	$15	$(964)	$1,040	$76
Net loss attributable to common stock	—	—	—	(113)	—	—	(113)	—	(113)
Net income attributable to noncontrolling interest - Egypt	—	—	—	—	—	—	—	49	49
Net income attributable to noncontrolling interest - Altus	—	—	—	—	—	—	—	4	4
Net income attributable to Altus Preferred Unit limited partners	30	—	—	—	—	—	—	—	—
Distributions payable to Altus Preferred Unit limited partners	(12)	—	—	—	—	—	—	—	—
Distributions to noncontrolling interest - Egypt	—	—	—	—	—	—	—	(143)	(143)
Common dividends declared ($0.0625 per share)	—	—	(24)	—	—	—	(24)	—	(24)
Other	—	—	6	—	—	—	6	(5)	1
Balance at September 30, 2021	$635	$262	$11,686	$(9,870)	$(3,188)	$15	$(1,095)	$945	$(150)

For the Quarter Ended September 30, 2022
Balance at June 30, 2022	$—	$262	$11,567	$(6,679)	$(4,587)	$21	$584	$921	$1,505
Net income attributable to common stock	—	—	—	422	—	—	422	—	422
Net income attributable to noncontrolling interest - Egypt	—	—	—	—	—	—	—	108	108
Distributions to noncontrolling interest - Egypt	—	—	—	—	—	—	—	(78)	(78)
Common dividends declared ($0.25 per share)	—	—	(80)	—	—	—	(80)	—	(80)
Treasury stock activity, net	—	—	—	—	(333)	—	(333)	—	(333)
Other	—	—	7	—	—	—	7	—	7
Balance at September 30, 2022	$—	$262	$11,494	$(6,257)	$(4,920)	$21	$600	$951	$1,551
(1)    As a result of the BCP Business Combination, the Company deconsolidated Altus on February 22, 2022. Refer to Note 1—Summary of Significant Accounting Policies and Note 2—Acquisitions and Divestitures for further detail.

The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY (DEFICIT) AND NONCONTROLLING INTERESTS - Continued
(Unaudited)

	Redeemable Noncontrolling Interest - Altus Preferred Unit Limited Partners(1)	Common Stock	Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	APA SHAREHOLDERS’ EQUITY (DEFICIT)	Noncontrolling Interests(1)	TOTAL EQUITY (DEFICIT)
	(In millions)
For the Nine Months Ended September 30, 2021
Balance at December 31, 2020	$608	$262	$11,735	$(10,461)	$(3,189)	$14	$(1,639)	$994	$(645)
Net income attributable to common stock	—	—	—	591	—	—	591	—	591
Net income attributable to noncontrolling interest - Egypt	—	—	—	—	—	—	—	132	132
Net income attributable to noncontrolling interest - Altus	—	—	—	—	—	—	—	32	32
Net income attributable to Altus Preferred Unit limited partners	73	—	—	—	—	—	—	—	—
Distributions payable to Altus Preferred Unit limited partners	(12)	—	—	—	—	—	—	—	—
Distributions paid to Altus Preferred Unit limited partners	(34)	—	—	—	—	—	—	—	—
Distributions to noncontrolling interest - Egypt	—	—	—	—	—	—	—	(203)	(203)
Common dividends declared ($0.1125 per share)	—	—	(43)	—	—	—	(43)	—	(43)
Other	—	—	(6)	—	1	1	(4)	(10)	(14)
Balance at September 30, 2021	$635	$262	$11,686	$(9,870)	$(3,188)	$15	$(1,095)	$945	$(150)

For the Nine Months Ended September 30, 2022
Balance at December 31, 2021	$712	$262	$11,645	$(9,488)	$(4,036)	$22	$(1,595)	$878	$(717)
Net income attributable to common stock	—	—	—	3,231	—	—	3,231	—	3,231
Net income attributable to noncontrolling interest - Egypt	—	—	—	—	—	—	—	368	368
Net income attributable to noncontrolling interest - Altus	—	—	—	—	—	—	—	14	14
Net loss attributable to Altus Preferred Unit limited partners	(70)	—	—	—	—	—	—	—	—
Distributions to noncontrolling interest - Egypt	—	—	—	—	—	—	—	(237)	(237)
Common dividends declared ($0.50 per share)	—	—	(165)	—	—	—	(165)	—	(165)
Deconsolidation of Altus	(642)	—	—	—	—	—	—	(72)	(72)
Treasury stock activity, net	—	—	—	—	(884)	—	(884)	—	(884)
Other	—	—	14	—	—	(1)	13	—	13
Balance at September 30, 2022	$—	$262	$11,494	$(6,257)	$(4,920)	$21	$600	$951	$1,551
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
On March 1, 2021, Apache Corporation, the Company’s predecessor registrant, consummated a holding company reorganization (the Holding Company Reorganization), pursuant to which Apache Corporation became a direct, wholly owned subsidiary of APA Corporation, and all of Apache Corporation’s outstanding shares automatically converted into equivalent corresponding shares of APA. Pursuant to the Holding Company Reorganization, APA became the successor issuer to Apache Corporation pursuant to Rule 12g-3(a) under the Exchange Act and replaced Apache Corporation as the public company trading on the Nasdaq Global Select Market under the ticker symbol “APA.” The Holding Company Reorganization modernized the Company’s operating and legal structure to more closely align with its growing international presence, making it more consistent with other companies that have subsidiaries operating around the globe. As a holding company, APA Corporation’s primary assets are its ownership interests in its subsidiaries.
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of September 30, 2022, the Company's significant accounting policies are consistent with those discussed in Note 1—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The Company’s financial statements for prior periods include reclassifications that were made to conform to the current-year presentation, if applicable.
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
Significant estimates with regard to these financial statements include the estimates of fair value for long-lived assets (refer to “Fair Value Measurements” and “Property and Equipment” sections in this Note 1 below), the fair value determination of acquired assets and liabilities (refer to Note 2—Acquisitions and Divestitures), the fair value of equity method interests (refer to “Equity Method Interests” within this Note 1 below and Note 6—Equity Method Interests), the assessment of asset retirement obligations (refer to Note 8—Asset Retirement Obligation), the estimate of income taxes (refer to Note 10—Income Taxes), the estimation of the contingent liability representing Apache’s potential obligation to decommission sold properties in the Gulf of Mexico (refer to Note 11—Commitments and Contingencies), and the estimate of proved oil and gas reserves and related present value estimates of future net cash flows therefrom.
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
Refer to Note 4—Derivative Instruments and Hedging Activities, Note 6—Equity Method Interests, Note 9—Debt and Financing Costs, and Note 12—Redeemable Noncontrolling Interest — Altus for further detail regarding the Company’s fair value measurements recorded on a recurring basis.

During the three and nine months ended September 30, 2022, the Company recorded no asset impairments in connection with fair value assessments. During the three and nine months ended September 30, 2021, the Company recorded $18 million of asset impairments in connection with inventory valuations and expected equipment dispositions in the North Sea.
Revenue Recognition
There have been no significant changes to the Company’s contracts with customers during the nine months ended September 30, 2022 and 2021.
Payments under all contracts with customers are typically due and received within a short-term period of one year or less after physical delivery of the product or service has been rendered. Receivables from contracts with customers, including receivables for purchased oil and gas sales and net of allowance for credit losses, were $1.8 billion and $1.3 billion as of September 30, 2022 and December 31, 2021, respectively.
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
2.    ACQUISITIONS AND DIVESTITURES
2022 Activity
On July 29, 2022, the Company closed on the acquisition of oil and gas assets in the Delaware Basin for approximately $593 million, subject to further post-closing adjustments. Final cash settlement is anticipated to be completed during the fourth quarter of 2022. The Company recorded $567 million for proved properties, $30 million for unproved leasehold, and $4 million for abandonment obligations.
During the third quarter and first nine months of 2022, the Company completed other leasehold and property acquisitions, primarily in the Permian Basin, for total cash consideration of approximately $3 million and $30 million, respectively.
During the third quarter and first nine months of 2022, the Company completed the sale of non-core assets and leasehold in multiple transactions for total cash proceeds of $37 million and $52 million, respectively, recognizing a gain of approximately $34 million and $36 million, respectively, upon closing of these transactions.
During the first quarter of 2022, the Company completed a previously announced transaction to sell certain non-core mineral rights in the Delaware Basin. The Company received total cash proceeds of approximately $726 million after certain post-closing adjustments and recognized an associated gain of approximately $560 million.

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
During the first quarter of 2022, the Company sold four million of its shares in Kinetik for cash proceeds of $224 million and recognized a loss of $25 million, including transaction fees. Refer to Note 6—Equity Method Interests for further detail. In connection with this secondary offering, the Company agreed that, within 24 months of closing the offering, it will invest a minimum of $100 million of the proceeds of the offering for new well drilling and completion activity at the Alpine High play in the Delaware Basin, where Kinetik has exclusive gas and NGL gathering and processing rights.

2021 Activity
During the second quarter of 2021, the Company completed the sale of certain non-core assets in the Permian Basin with a net carrying value of $157 million, for cash proceeds of $176 million and the assumption of asset retirement obligations of $44 million. The Company recognized a gain of approximately $63 million in connection with the sale.
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
3.    CAPITALIZED EXPLORATORY WELL COSTS
The Company’s capitalized exploratory well costs were $519 million and $321 million as of September 30, 2022 and December 31, 2021, respectively. The increase is attributable to additional drilling activity in Suriname, North Sea, and Egypt. No suspended exploratory well costs previously capitalized for greater than one year at December 31, 2021 were charged to dry hole expense during the nine months ended September 30, 2022.
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
Counterparty Risk
The use of derivative instruments exposes the Company to credit loss in the event of nonperformance by the counterparty. To reduce the concentration of exposure to any individual counterparty, the Company utilizes a diversified group of investment-grade rated counterparties, primarily financial institutions, for its derivative transactions. As of September 30, 2022, the Company had derivative positions with 12 counterparties. The Company monitors counterparty creditworthiness on an ongoing basis; however, it cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, the Company may be limited in its ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, the Company may not realize the benefit of some of its derivative instruments resulting from lower commodity prices or changes in currency exchange rates.

Derivative Instruments
Commodity Derivative Instruments
As of September 30, 2022, the Company had the following open natural gas financial basis swap contracts:

		Basis Swap Purchased		Basis Swap Sold
Production Period	Settlement Index	MMBtu (in 000’s)	Weighted Average Price Differential	MMBtu (in 000’s)	Weighted Average Price Differential
October—December 2022	NYMEX Henry Hub/IF Waha	22,080	$(0.71)	—	—
October—December 2022	NYMEX Henry Hub/IF HSC	—	—	22,080	$(0.12)
January—March 2023	NYMEX Henry Hub/IF Waha	3,150	$(1.06)	—	—
January—March 2023	NYMEX Henry Hub/IF HSC	—	—	3,150	$(0.03)
January—June 2023	NYMEX Henry Hub/IF Waha	4,525	$(1.54)	—	—
January—June 2023	NYMEX Henry Hub/IF HSC	—	—	4,525	$(0.11)
July—September 2023	NYMEX Henry Hub/IF Waha	1,840	$(1.62)	—	—
July—September 2023	NYMEX Henry Hub/IF HSC	—	—	1,840	$(0.19)
January—December 2023	NYMEX Henry Hub/IF Waha	73,000	$(1.15)	—	—
January—December 2023	NYMEX Henry Hub/IF HSC	—	—	73,000	$(0.08)
January—June 2024	NYMEX Henry Hub/IF Waha	16,380	$(1.15)	—	—
January—June 2024	NYMEX Henry Hub/IF HSC	—	—	16,380	$(0.10)
Foreign Currency Derivative Instruments
The Company has open foreign currency costless collar contracts in GBP/USD for £15 million per month for the calendar year 2022 with a weighted average floor and ceiling price of $1.29 and $1.39, respectively.
Embedded Derivatives
Altus Preferred Units Embedded Derivative
The Altus Preferred Units embedded derivative was deconsolidated as of March 31, 2022 as part of the BCP Business Combination. Refer to Note 2—Acquisitions and Divestitures for discussion of the BCP Business Combination and Note 12—Redeemable Noncontrolling Interest — Altus for a description of the Altus Preferred Units and associated embedded derivative.
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

Fair Value Measurements
The following table presents the Company’s derivative assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Price in Active Markets (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Netting(1)	Carrying Amount

	(In millions)
September 30, 2022
Assets:
Commodity derivative instruments	$—	$—	$—	$—	$3	$3
Liabilities:
Commodity derivative instruments	—	88	—	88	3	91
Foreign currency derivative instruments	—	8	—	8	—	8

December 31, 2021
Liabilities:
Commodity derivative instruments	$—	$10	$—	$10	$—	$10
Pipeline capacity embedded derivative	—	46	—	46	—	46
Preferred Units embedded derivative	—	—	57	57	—	57
(1)    The derivative fair values are based on analysis of each contract on a gross basis, excluding the impact of netting agreements with counterparties and reclassifications between long-term and short-term balances.
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

	September 30, 2022	December 31, 2021

	(In millions)
Current Assets: Other current assets	$—	$—
Other Assets: Deferred charges and other	3	—
Total derivative assets	$3	$—

Current Liabilities: Other current liabilities	$96	$4
Deferred Credits and Other Noncurrent Liabilities: Other	3	109
Total derivative liabilities	$99	$113

Derivative Activity Recorded in the Statement of Consolidated Operations
The following table summarizes the effect of derivative instruments on the Company’s statement of consolidated operations:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

	(In millions)
Realized:
Commodity derivative instruments	$(2)	$(37)	$(11)	$63
Foreign currency derivative instruments	(6)	—	(8)	—
Realized gain (loss), net	(8)	(37)	(19)	63
Unrealized:
Commodity derivative instruments	(35)	29	(79)	(43)
Pipeline capacity embedded derivatives	—	3	—	6
Foreign currency derivative instruments	(1)	—	(9)	—
Preferred Units embedded derivative	—	5	(31)	19
Unrealized gain (loss), net	(36)	37	(119)	(18)
Derivative instrument gains (losses), net	$(44)	$—	$(138)	$45
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
5.    OTHER CURRENT ASSETS
The following table provides detail of the Company’s other current assets:

	September 30, 2022	December 31, 2021

	(In millions)
Inventories	$491	$473
Drilling advances	75	55
Prepaid assets and other	23	56
Current decommissioning security for sold Gulf of Mexico assets	350	100
Total Other current assets	$939	$684
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

The initial interest in Kinetik was measured at fair value based on the Company’s ownership of approximately 12.9 million shares of Kinetik Class A Common stock as of February 22, 2022. In March 2022, the Company sold four million of its shares of Kinetik Class A Common Stock for a loss, including underwriters fees, of $25 million, which was recorded as a component of “Gain (loss) on divestitures, net” under “Revenues and other” in the Company’s statement of consolidated operations. Refer to Note 2–Acquisitions and Divestitures for further detail.
During the second quarter of 2022, Kinetik issued a two-for-one split of its Common Stock.
During the third quarter and first nine months of 2022, the Company received approximately 0.4 million shares and 0.7 million shares, respectively, of Kinetik’s Class A Common Stock as paid-in-kind dividends. Also during the third quarter and first nine months of 2022, the Company recorded fair value adjustments on its ownership in Kinetik totaling a loss of $30 million and a gain of $23 million, respectively. The Company’s ownership of 18.5 million shares represented approximately 13 percent of Kinetik’s outstanding Class A Common Stock as of September 30, 2022.
The following table presents the activity in the Company’s equity method interest in Kinetik for the nine months ended September 30, 2022:

Kinetik Holdings Inc

(In millions)
Balance at December 31, 2021	$—
Initial interest upon closing the BCP Business Combination	802
Sale of Class A shares	(250)
Paid-in-kind dividend	27
Fair value adjustments	23
Balance at September 30, 2022	$602
During the three and nine months ended September 30, 2022, the Company recorded GPT costs for midstream services provided by Kinetik subsequent to the close of the transaction totaling $28 million and $64 million, respectively. As of September 30, 2022, the Company has recorded accrued GPT costs payable to Kinetik of approximately $18 million.
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

	Interest	December 31, 2021

		(In millions)
Gulf Coast Express Pipeline, LLC	16.0%	$274
EPIC Crude Holdings, LP	15.0%	—
Permian Highway Pipeline, LLC	26.7%	630
Shin Oak Pipeline (Breviloba, LLC)	33.0%	461
Total Altus equity method interests		$1,365

The following table presents the activity in Altus’ equity method interests for the nine months ended September 30, 2022:

	Gulf Coast Express Pipeline LLC	EPIC Crude Holdings, LP	Permian Highway Pipeline LLC	Breviloba, LLC	Total

	(In millions)
Balance at December 31, 2021	$274	$—	$630	$461	$1,365
Capital contributions	—	2	—	—	2
Distributions	(5)	—	(9)	(7)	(21)
Equity income (loss), net	8	(2)	10	5	21
Deconsolidation of Altus	(277)	—	(631)	(459)	(1,367)
Balance at September 30, 2022	$—	$—	$—	$—	$—
For discussion of the financial statement impacts related to the deconsolidation of ALTM, refer to Note 2—Acquisitions and Divestitures.
7.    OTHER CURRENT LIABILITIES
The following table provides detail of the Company’s other current liabilities:

	September 30, 2022	December 31, 2021

	(In millions)
Accrued operating expenses	$157	$129
Accrued exploration and development	368	207
Accrued compensation and benefits	308	292
Accrued interest	69	107
Accrued income taxes	145	28
Current asset retirement obligation	40	41
Current operating lease liability	114	99
Current portion of derivatives at fair value	96	4
Current decommissioning contingency for sold Gulf of Mexico properties	350	100
Other	258	164
Total Other current liabilities	$1,905	$1,171
8.    ASSET RETIREMENT OBLIGATION
The following table describes changes to the Company’s asset retirement obligation (ARO) liability:

September 30, 2022
(In millions)
Asset retirement obligation, December 31, 2021	$2,130
Liabilities incurred	4
Liabilities acquired	4
Liabilities settled	(34)
Liabilities divested	(4)
Deconsolidation of Altus	(69)
Accretion expense	87
Asset retirement obligation, September 30, 2022	2,118
Less current portion	(40)
Asset retirement obligation, long-term	$2,078

9.    DEBT AND FINANCING COSTS
The following table presents the carrying values of the Company’s debt:

	September 30, 2022	December 31, 2021

	(In millions)
Apache notes and debentures before unamortized discount and debt issuance costs(1)	$5,032	$6,344
Altus credit facility(2)	—	657
Syndicated credit facilities(2)	520	542
Apache finance lease obligations	34	36
Unamortized discount	(28)	(30)
Debt issuance costs	(29)	(39)
Total debt	5,529	7,510
Current maturities	(125)	(215)
Long-term debt	$5,404	$7,295
(1)    The fair values of the Apache notes and debentures were $4.3 billion and $7.1 billion as of September 30, 2022 and December 31, 2021, respectively.
The Company uses a market approach to determine the fair values of its notes and debentures using estimates provided by an independent investment financial data services firm (a Level 2 fair value measurement).
(2)    The carrying value of borrowings on credit facilities approximates fair value because interest rates are variable and reflective of market rates.
As of September 30, 2022, current debt included $123 million carrying value of Apache’s 2.625% senior notes due January 15, 2023 and $2 million of finance lease obligations. As of December 31, 2021, current debt included $213 million carrying value of Apache’s 3.25% senior notes due April 15, 2022 and $2 million of finance lease obligations.
During the quarter ended September 30, 2022, Apache notified holders of its 2.625% notes due 2023 that Apache elected to redeem the notes on October 17, 2022, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest to the redemption date. The redemption, including the $123 million outstanding principal amount of the notes, was financed in part by Apache’s borrowing under the Company’s US dollar-denominated revolving credit facility.
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
As of September 30, 2022, there were $520 million of borrowings and a $20 million letter of credit outstanding under the USD Agreement, and an aggregate £748 million in letters of credit outstanding under the GBP Agreement. As of December 31, 2021, there were $542 million of borrowings and an aggregate £748 million and $20 million in letters of credit outstanding under the Former Facility. The letters of credit denominated in pounds were issued to support North Sea decommissioning obligations, the terms of which required such support after Standard & Poor’s reduced Apache’s credit rating from BBB to BB+ on March 26, 2020.
Apache, from time to time, has and uses uncommitted credit and letter of credit facilities for working capital and credit support purposes. As of September 30, 2022 and December 31, 2021, there were no outstanding borrowings under these facilities. As of September 30, 2022 and December 31, 2021, there were £117 million and $17 million in letters of credit outstanding under these facilities.
Financing Costs, Net
The following table presents the components of the Company’s financing costs, net:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

	(In millions)
Interest expense	$80	$102	$249	$324
Amortization of debt issuance costs	1	1	8	6
Capitalized interest	(5)	(2)	(13)	(6)
Loss on extinguishment of debt	—	105	67	104
Interest income	(1)	(1)	(8)	(6)
Financing costs, net	$75	$205	$303	$422
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
During the third quarter of 2022, the Company’s effective income tax rate was primarily impacted by a deferred tax expense related to the remeasurement of taxes in the U.K. as a result of the enactment of the Energy (Oil and Gas) Profits Levy Act 2022 on July 14, 2022, and a decrease in the amount of valuation allowance against its U.S. deferred tax assets. During the third quarter of 2021, the Company’s effective income tax rate was primarily impacted by a loss contingency in connection with decommissioning of previously sold Gulf of Mexico properties and an increase in the amount of valuation allowance against its U.S. deferred tax assets. The Company’s 2022 year-to-date effective income tax rate was primarily impacted by the gain associated with deconsolidation of Altus, the gain on sale of certain non-core mineral rights in the Delaware Basin, a deferred tax expense related to the remeasurement of taxes in the U.K., and a decrease in the amount of valuation allowance against its U.S. deferred tax assets. The Company’s 2021 year-to-date effective income tax rate was primarily impacted by a loss on offshore decommissioning contingency and a decrease in the amount of valuation allowance against its U.S. deferred tax assets.
On May 26, 2022, the U.K. Chancellor announced a new tax on the profits of oil and gas companies operating in the U.K. and the U.K. Continental Shelf. On June 21, 2022, the U.K. Government published draft legislation concerning this new tax and on July 14, 2022, the Energy (Oil and Gas) Profits Levy Act 2022 was enacted, receiving Royal Assent. Under the new law, an additional levy is assessed at a 25 percent rate and is effective for the period of May 26, 2022, through December 31, 2025. Under U.S. GAAP, the financial statement impact of new legislation is recorded in the period of enactment. Therefore, in the third quarter of 2022, the Company has recorded a deferred tax expense of $230 million related to the remeasurement of the June 30, 2022 U.K. deferred tax liability.

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022 (IRA). The IRA includes a new 15 percent corporate alternative minimum tax (Corporate AMT) on applicable corporations with an average annual adjusted financial statement income that exceeds $1 billion for any three consecutive years preceding the tax year at issue. The Corporate AMT is effective for tax years beginning after December 31, 2022. The Company is continuing to evaluate the provisions of the IRA and awaits further guidance from the U.S. Treasury Department to properly assess the impact of these provisions on the Company.
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
11.    COMMITMENTS AND CONTINGENCIES
Legal Matters
The Company is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls, which also may include controls related to the potential impacts of climate change. As of September 30, 2022, the Company has an accrued liability of approximately $30 million for all legal contingencies that are deemed to be probable of occurring and can be reasonably estimated. The Company’s estimates are based on information known about the matters and its experience in contesting, litigating, and settling similar matters. Although actual amounts could differ from management’s estimate, none of the actions are believed by management to involve future amounts that would be material to the Company’s financial position, results of operations, or liquidity after consideration of recorded accruals. For material matters that the Company believes an unfavorable outcome is reasonably possible, the Company has disclosed the nature of the matter and a range of potential exposure, unless an estimate cannot be made at this time. It is management’s opinion that the loss for any other litigation matters and claims that are reasonably possible to occur will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
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

On September 10, 2020, the State of Delaware filed suit, individually and on behalf of the people of the State of Delaware, against over 25 oil and gas companies alleging damages as a result of global warming. Plaintiffs seek unspecified damages and abatement under various tort theories. After removal of this lawsuit to federal court, the district court remanded it back to state court. The 3rd Circuit has since, once again, affirmed the district court’s remand to state court. The defendants are appealing this latest remand decision to the U.S. Supreme Court.
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
Environmental Matters
As of September 30, 2022, the Company had an undiscounted reserve for environmental remediation of approximately $2 million.
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
The Company is not aware of any environmental claims existing as of September 30, 2022 that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity. There can be no assurance, however, that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered on the Company’s properties.
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

As of September 30, 2022, Apache estimates that its potential liability to fund decommissioning of Legacy GOM Assets it may be ordered to perform ranges from $1.2 billion to $1.4 billion on an undiscounted basis. Management does not believe any specific estimate within this range is a better estimate than any other. Accordingly, the Company has recorded a contingent liability of $1.2 billion as of September 30, 2022, representing the estimated costs of decommissioning it may be required to perform on Legacy GOM Assets. Of the total liability recorded, $801 million is reflected under the caption “Decommissioning contingency for sold Gulf of Mexico properties,” and $350 million is reflected under “Other current liabilities” in the Company’s consolidated balance sheet. The Company has also recorded a $726 million asset, which represents the amount the Company expects to be reimbursed from the Trust A funds, the Bonds, and the Letters of Credit for decommissioning it may be required to perform on Legacy GOM Assets. Of the total asset recorded, $376 million is reflected under the caption “Decommissioning security for sold Gulf of Mexico properties,” and $350 million is reflected under “Other current assets.” Changes in significant assumptions impacting Apache’s estimated liability, including expected decommissioning rig spread rates, lift boat rates, and planned abandonment logistics could result in a liability in excess of the amount accrued. In addition, significant changes in the market price of oil, gas, and NGLs could further impact Apache’s estimate of its contingent liability to decommission Legacy GOM Assets.
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
Net Income (Loss) per Common Share
The following table presents a reconciliation of the components of basic and diluted net income per common share in the consolidated financial statements:

	For the Quarter Ended September 30,
	2022			2021
	Income	Shares	Per Share	Loss	Shares	Per Share

	(In millions, except per share amounts)
Basic:
Income (loss) attributable to common stock	$422	329	$1.28	$(113)	379	$(0.30)
Effect of Dilutive Securities:
Stock options and other	$—	1	$—	$—	—	$—
Diluted:
Income (loss) attributable to common stock	$422	330	$1.28	$(113)	379	$(0.30)

	For the Nine Months Ended September 30,
	2022			2021
	Income	Shares	Per Share	Income	Shares	Per Share
	(In millions, except per share amounts)
Basic:
Income attributable to common stock	$3,231	339	$9.54	$591	378	$1.56
Effect of Dilutive Securities:
Stock options and other	$—	1	$(0.03)	$—	1	$—
Redeemable noncontrolling interest - Altus Preferred Unit limited partners	—	—	—	(10)	—	(0.03)
Diluted:
Income attributable to common stock	$3,231	340	$9.51	$581	379	$1.53

Prior to the deconsolidation of Altus on February 22, 2022, the Company used the “if-converted method” to determine the potential dilutive effect of an assumed exchange of the outstanding Preferred Units of Altus Midstream LP for shares of Altus Midstream Company’s common stock. The impact to net income and loss attributable to common stock on an assumed conversion of the Preferred Units was anti-dilutive for the quarter ended September 30, 2021. The diluted earnings per share calculation excludes options and restricted stock units that were anti-dilutive of 2.1 million and 3.2 million during the third quarters of 2022 and 2021, respectively, and 2.5 million and 3.4 million during the first nine months of 2022 and 2021, respectively.
Stock Repurchase Program
During 2018, Apache’s Board of Directors authorized the purchase of up to 40 million shares of the Company’s common stock. No shares were purchased under this authorization through December 31, 2020. During the fourth quarter of 2021, the Company’s Board of Directors authorized the purchase of an additional 40 million shares of the Company’s common stock. During the third quarter of 2022, the Company's Board of Directors further authorized the purchase of an additional 40 million shares of the Company's common stock. Shares may be purchased either in the open market or through privately negotiated transactions.
In the third quarter of 2022, the Company repurchased 9.8 million shares at an average price of $33.86 per share, and as of September 30, 2022, the Company had remaining authorization to repurchase up to 64.8 million shares. For the nine months ended September 30, 2022, the Company repurchased 24.0 million shares at an average price of $36.78 per share. The Company is not obligated to acquire any additional shares. The Company did not repurchase any shares during the nine months ended September 30, 2021.
The Company repurchased 2.1 million shares at an average price of $40.40 per share in October 2022, and as of October 31, 2022, the Company had remaining authorization to repurchase up to 62.7 million shares.
The Company is not obligated to acquire any additional shares.
Common Stock Dividends
For the quarters ended September 30, 2022 and 2021, the Company paid $41 million and $9 million, respectively, in dividends on its common stock. For the nine months ended September 30, 2022 and 2021, the Company paid $127 million and $28 million, respectively, in dividends on its common stock.
During the third quarter of 2021, the Company’s Board of Directors approved an increase in its quarterly dividend from $0.025 per share to $0.0625 per share and, in the fourth quarter of 2021, approved a further increase to $0.125 per share. During the third quarter of 2022, the Company’s Board of Directors approved a further increase to its quarterly dividend to $0.25 per share.

14.    BUSINESS SEGMENT INFORMATION
As of September 30, 2022, the Company is engaged in exploration and production (Upstream) activities across three operating segments: Egypt, North Sea, and the U.S. The Company’s Upstream business explores for, develops, and produces crude oil, natural gas, and natural gas liquids. Prior to the deconsolidation of Altus on February 22, 2022, the Company’s Midstream business was operated by Altus Midstream Company, which owned, developed, and operated a midstream energy asset network in the Permian Basin of West Texas. The Company also has active exploration and planned appraisal operations ongoing in Suriname, as well as interests in other international locations that may, over time, result in reportable discoveries and development opportunities. Financial information for each segment is presented below:

	Egypt(1)	North Sea	U.S.	Altus Midstream	Intersegment Eliminations & Other	Total(4)
	Upstream

For the Quarter Ended September 30, 2022	(In millions)
Revenues:
Oil revenues	$739	$303	$630	$—	$—	$1,672
Natural gas revenues	84	44	300	—	—	428
Natural gas liquids revenues	—	5	197	—	—	202
Oil, natural gas, and natural gas liquids production revenues	823	352	1,127	—	—	2,302
Purchased oil and gas sales	—	—	585	—	—	585
	823	352	1,712	—	—	2,887
Operating Expenses:
Lease operating expenses	119	107	138	—	—	364
Gathering, processing, and transmission	5	7	87	—	—	99
Purchased oil and gas costs	—	—	573	—	—	573
Taxes other than income	—	—	82	—	—	82
Exploration	29	1	16	—	49	95
Depreciation, depletion, and amortization	97	52	161	—	—	310
Asset retirement obligation accretion	—	21	8	—	—	29
	250	188	1,065	—	49	1,552
Operating Income (Loss)(2)	$573	$164	$647	$—	$(49)	1,335

Other Income (Expense):
Derivative instrument losses, net						(44)
Gain on divestitures, net						31
Other, net						(2)
General and administrative						(69)
Transaction, reorganization, and separation						(4)
Financing costs, net						(75)
Income Before Income Taxes						$1,172

	Egypt(1)	North Sea	U.S.	Altus Midstream	Intersegment Eliminations & Other	Total(4)
	Upstream

For the Nine Months Ended September 30, 2022	(In millions)
Revenues:
Oil revenues	$2,431	$938	$1,883	$—	$—	$5,252
Natural gas revenues	270	207	764	—	—	1,241
Natural gas liquids revenues	6	33	618	—	(3)	654
Oil, natural gas, and natural gas liquids production revenues	2,707	1,178	3,265	—	(3)	7,147
Purchased oil and gas sales	—	—	1,451	5	—	1,456
Midstream service affiliate revenues	—	—	—	16	(16)	—
	2,707	1,178	4,716	21	(19)	8,603
Operating Expenses:
Lease operating expenses	381	321	366	—	(1)	1,067
Gathering, processing, and transmission	15	31	241	5	(18)	274
Purchased oil and gas costs	—	—	1,452	—	—	1,452
Taxes other than income	—	—	227	3	—	230
Exploration	56	8	21	—	108	193
Depreciation, depletion, and amortization	285	168	424	2	—	879
Asset retirement obligation accretion	—	61	25	1	—	87
	737	589	2,756	11	89	4,182
Operating Income (Loss)(2)	$1,970	$589	$1,960	$10	$(108)	4,421

Other Income (Expense):
Derivative instrument losses, net						(138)
Gain on divestitures, net						1,180
Other, net						107
General and administrative						(314)
Transaction, reorganization, and separation						(21)
Financing costs, net						(303)
Income Before Income Taxes						$4,932

Total Assets(3)	$3,242	$2,185	$7,675	$—	$527	$13,629

	Egypt(1)	North Sea	U.S.	Altus Midstream	Intersegment Eliminations & Other	Total(4)
	Upstream

For the Quarter Ended September 30, 2021	(In millions)
Revenues:
Oil revenues	$465	$233	$484	$—	$—	$1,182
Natural gas revenues	63	42	188	—	—	293
Natural gas liquids revenues	2	6	202	—	—	210
Oil, natural gas, and natural gas liquids production revenues	530	281	874	—	—	1,685
Purchased oil and gas sales	—	—	374	—	—	374
Midstream service affiliate revenues	—	—	—	35	(35)	—
	530	281	1,248	35	(35)	2,059
Operating Expenses:
Lease operating expenses	117	101	98	—	—	316
Gathering, processing, and transmission	4	8	82	9	(35)	68
Purchased oil and gas costs	—	—	396	—	—	396
Taxes other than income	—	—	52	2	—	54
Exploration	14	4	3	—	13	34
Depreciation, depletion, and amortization	128	61	143	3	—	335
Asset retirement obligation accretion	—	20	8	1	—	29
Impairments	—	18	—	—	—	18
	263	212	782	15	(22)	1,250
Operating Income (Loss)(2)	$267	$69	$466	$20	$(13)	809

Other Income (Expense):
Loss on offshore decommissioning contingency						(446)
Loss on divestitures, net						(2)
Other, net						40
General and administrative						(70)
Transaction, reorganization, and separation						(4)
Financing costs, net						(205)
Income Before Income Taxes						$122

	Egypt(1)	North Sea	U.S.	Altus Midstream	Intersegment Eliminations & Other	Total(4)
	Upstream

For the Nine Months Ended September 30, 2021	(In millions)
Revenues:
Oil revenues	$1,299	$690	$1,325	$—	$—	$3,314
Natural gas revenues	198	100	533	—	—	831
Natural gas liquids revenues	6	16	463	—	—	485
Oil, natural gas, and natural gas liquids production revenues	1,503	806	2,321	—	—	4,630
Purchased oil and gas sales	—	—	1,050	6	—	1,056
Midstream service affiliate revenues	—	—	—	99	(99)	—
	1,503	806	3,371	105	(99)	5,686
Operating Expenses:
Lease operating expenses	335	274	283	—	(1)	891
Gathering, processing, and transmission	8	28	225	24	(98)	187
Purchased oil and gas costs	—	—	1,147	5	—	1,152
Taxes other than income	—	—	139	10	—	149
Exploration	36	27	21	—	25	109
Depreciation, depletion, and amortization	395	208	416	9	—	1,028
Asset retirement obligation accretion	—	59	23	3	—	85
Impairments	—	18	—	—	—	18
	774	614	2,254	51	(74)	3,619
Operating Income (Loss)(2)	$729	$192	$1,117	$54	$(25)	2,067

Other Income (Expense):
Derivative instrument gains, net						45
Loss on offshore decommissioning contingency						(446)
Gain on divestitures, net						65
Other, net						175
General and administrative						(239)
Transaction, reorganization, and separation						(8)
Financing costs, net						(422)
Income Before Income Taxes						$1,237

Total Assets(3)	$2,887	$2,080	$6,197	$1,853	$293	$13,310
(1)Includes revenue from non-customers for the quarters and nine months ended September 30, 2022 and 2021 of:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

	(In millions)
Oil	$227	$112	$779	$302
Natural gas	26	11	87	33
Natural gas liquids	—	1	2	1
(2)Operating income of U.S. and Egypt includes leasehold impairments of $15 million and $1 million, respectively, for the third quarter of 2022.
Operating income of U.S. and Egypt includes leasehold impairments of $19 million and $3 million, respectively, for the first nine months of 2022.
Operating income of U.S., Egypt, and North Sea includes leasehold and other asset impairments of $2 million, $2 million, and $19 million, respectively, for the third quarter of 2021.
Operating income of U.S., Egypt, and North Sea includes leasehold impairments and other asset impairments of $19 million, $6 million, and $19 million, respectively, for the first nine months of 2021.
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
On March 1, 2021, Apache Corporation consummated a holding company reorganization (the Holding Company Reorganization), pursuant to which Apache Corporation became a direct, wholly owned subsidiary of APA Corporation, and all of Apache Corporation’s outstanding shares automatically converted into equivalent corresponding shares of APA Corporation. Pursuant to the Holding Company Reorganization, APA Corporation became the successor issuer to Apache Corporation pursuant to Rule 12g-3(a) under the Exchange Act and replaced Apache Corporation as the public company trading on the Nasdaq Global Select Market under the ticker symbol “APA.” The Holding Company Reorganization modernized the Company’s operating and legal structure to more closely align with its growing international presence, making it more consistent with other companies that have subsidiaries operating around the globe. As a holding company, APA Corporation’s primary assets are its ownership interests in its subsidiaries.
Overview
APA is an independent energy company that owns consolidated subsidiaries that explore for, develop, and produce natural gas, crude oil, and natural gas liquids (NGLs). The Company’s upstream business currently has exploration and production operations in three geographic areas: the U.S., Egypt, and offshore the U.K. in the North Sea (North Sea). APA also has active exploration and appraisal operations ongoing in Suriname, as well as interests in other international locations that may, over time, result in reportable discoveries and development opportunities. Prior to the BCP Business Combination defined below, the Company’s midstream business was operated by Altus Midstream Company (ALTM) through its subsidiary Altus Midstream LP (collectively, Altus). Altus owned, developed, and operated a midstream energy asset network in the Permian Basin of West Texas.
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
In the third quarter of 2022, the Company reported net income attributable to common stock of $422 million, or $1.28 per diluted share, compared to a net loss of $113 million, or $0.30 per diluted share, in the third quarter of 2021. Net income for the third quarter of 2022 benefited from higher revenues attributable to a new merged concession agreement in Egypt and higher commodity prices. The increase in realized prices was primarily driven by the effects of global inflation, the conflict in Ukraine on global commodity prices, and uncertainties around spare capacity and energy security globally.
The Company generated $3.5 billion of cash from operating activities during the first nine months of 2022, a 46 percent increase from the first nine months of 2021, driven by higher oil and gas revenues. Since year-end 2021, the Company has reduced its total outstanding debt and redeemable preferred interests by $2.0 billion and $712 million, respectively, through the deconsolidation of ALTM and the retirement of outstanding notes and debentures. The Company also repurchased 24.0 million shares of its common stock for $884 million during the first nine months of 2022. The Company had $268 million of cash on hand at September 30, 2022.

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
•The Company’s quarterly dividend was increased in the fourth quarter of 2021 from $0.0625 per share to $0.125 per share. The dividend was further increased in the third quarter of 2022 to $0.25 per share, representing a return to pre-COVID-19 dividend levels.
•Beginning in the fourth quarter of 2021 and through the end of the third quarter of 2022, the Company has repurchased 55.2 million shares of the Company’s common stock. As of September 30, 2022, the Company had remaining authorization to repurchase up to 64.8 million shares under the Company’s share repurchase programs.
The Company does not anticipate any significant changes to the activity levels set forth earlier this year in its three-year capital investment program or capital return framework in the context of higher strip oil and gas prices, remaining committed to safe, steady, and efficient operations across all assets and returning free cash flow to shareholders through dividends and share repurchases.
Operational Highlights
Key operational highlights for the quarter include:
United States
•During the quarter, the Company closed a transaction to acquire properties in the Texas Delaware Basin near existing operations, primarily in Loving and Reeves counties, with net proved reserves of approximately 37 MMboe. The acquired properties have a combination of producing wells, wells in the process of drilling and completion, and an inventory of undrilled locations. The transaction closed on July 29, 2022 for approximately $593 million, subject to further post-closing adjustments. Final cash settlement is anticipated to be completed during the fourth quarter of 2022.
•Daily boe production from the Company’s U.S. assets accounted for 57 percent of its total production during the third quarter of 2022. The Company’s core Midland Basin development program and newly acquired properties in the Texas Delaware Basin are expected to represent key growth areas for the U.S. assets.
International
•In Egypt, the Company averaged 15 drilling rigs and drilled 25 new productive wells during the third quarter of 2022. Third quarter 2022 gross equivalent production in the Company’s Egypt assets decreased 5 percent from the third quarter of 2021, while net production increased 21 percent, primarily a function of improved cost recovery under the new merged concession agreement ratified at the end of 2021. The Company continues to build and enhance its drilling inventory in Egypt, supplemented with recent seismic acquisitions and new play concept evaluations on both new and existing acreage. The Company continues to increase drilling and workover activity as a result of the merged concession agreement. Egypt production growth is anticipated in the fourth quarter on improvements in new well connections and recompletion activity.
•On the environmental, social and governance (ESG) front, the Company has delivered on its upstream flaring reduction goal in Egypt, flaring at least 40 percent less gas than would otherwise be flared without these initiatives, instead now compressing this gas into sales lines.
•The Company averaged two rigs in the North Sea during the third quarter of 2022. Production was negatively impacted by considerable planned and unplanned downtime at Beryl and Forties during the third quarter of 2022. North Sea production in the fourth quarter of 2022 is expected to improve following completion of these maintenance activities.
•The Company announced an oil discovery offshore Suriname at Baja-1 in Block 53 during the third quarter of 2022. Baja-1 was drilled to a depth of 5,290 meters and encountered 34 meters of net oil pay in a single interval within the Campanian. Preliminary fluid and log analysis indicates light oil with a gas-oil ratio of 1,600 to 2,200 standard cubic feet per barrel. Evaluation of open-hole well logs, cores, and reservoir fluids is ongoing. The Company also received regulatory approval regarding an amendment to the Block 53 Production Sharing Contract (PSC), which provides options to extend the exploration period of the PSC by up to four years. APA is the operator and holds a 45 percent interest in Block 53.

Results of Operations
Oil, Natural Gas, and Natural Gas Liquids Production Revenues
Revenue
The Company’s production revenues and respective contribution to total revenues by country were as follows:

	For the Quarter Ended September 30,				For the Nine Months Ended September 30,
	2022		2021		2022		2021
	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution

	($ in millions)
Oil Revenues:
United States	$630	38%	$484	41%	$1,883	36%	$1,325	40%
Egypt(1)	739	44%	465	39%	2,431	46%	1,299	39%
North Sea	303	18%	233	20%	938	18%	690	21%
Total(1)	$1,672	100%	$1,182	100%	$5,252	100%	$3,314	100%

Natural Gas Revenues:
United States	$300	70%	$188	64%	$764	62%	$533	64%
Egypt(1)	84	20%	63	22%	270	22%	198	24%
North Sea	44	10%	42	14%	207	16%	100	12%
Total(1)	$428	100%	$293	100%	$1,241	100%	$831	100%

NGL Revenues:
United States	$197	98%	$202	96%	$615	94%	$463	95%
Egypt(1)	—	—%	2	1%	6	1%	6	1%
North Sea	5	2%	6	3%	33	5%	16	4%
Total(1)	$202	100%	$210	100%	$654	100%	$485	100%

Oil and Gas Revenues:
United States	$1,127	49%	$874	52%	$3,262	46%	$2,321	50%
Egypt(1)	823	36%	530	31%	2,707	38%	1,503	33%
North Sea	352	15%	281	17%	1,178	16%	806	17%
Total(1)	$2,302	100%	$1,685	100%	$7,147	100%	$4,630	100%
(1)    Includes revenues attributable to a noncontrolling interest in Egypt.

Production
The Company’s production volumes by country were as follows:

	For the Quarter Ended September 30,			For the Nine Months Ended September 30,
	2022	Increase (Decrease)	2021	2022	Increase (Decrease)	2021
Oil Volume (b/d)
United States	72,351	(4)%	75,526	68,926	(9)%	75,384
Egypt(1)(2)	81,095	16%	69,830	83,857	18%	71,052
North Sea	25,160	(26)%	33,783	30,928	(15)%	36,398
Total	178,606	—%	179,139	183,711	—%	182,834

Natural Gas Volume (Mcf/d)
United States	489,107	(10)%	546,058	474,777	(11)%	531,695
Egypt(1)(2)	318,945	31%	243,294	350,400	35%	259,108
North Sea	18,822	(44)%	33,752	33,291	(17)%	40,061
Total	826,874	—%	823,104	858,468	3%	830,864

NGL Volume (b/d)
United States	64,958	(8)%	70,962	61,990	(6)%	65,805
Egypt(1)(2)	—	NM	496	261	(52)%	544
North Sea	558	(54)%	1,200	1,080	(11)%	1,220
Total	65,516	(10)%	72,658	63,331	(6)%	67,569

BOE per day(3)
United States	218,826	(8)%	237,498	210,045	(9)%	229,805
Egypt(1)(2)	134,253	21%	110,875	142,518	24%	114,780
North Sea(4)	28,855	(29)%	40,608	37,557	(15)%	44,295
Total	381,934	(2)%	388,981	390,120	—%	388,880
(1)    Gross oil, natural gas, and NGL production in Egypt were as follows:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Oil (b/d)	133,607	134,128	136,476	134,976
Natural Gas (Mcf/d)	510,260	564,354	554,268	581,859
NGL (b/d)	—	776	397	846
(2)    Includes net production volumes per day attributable to a noncontrolling interest in Egypt of:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Oil (b/d)	27,082	23,309	27,971	23,716
Natural Gas (Mcf/d)	106,553	81,309	116,869	86,564
NGL (b/d)	—	165	87	181
(3)    The table shows production on a boe basis in which natural gas is converted to an equivalent barrel of oil based on a 6:1 energy equivalent ratio. This ratio is not reflective of the price ratio between the two products.
(4)    Average sales volumes from the North Sea for the third quarters of 2022 and 2021 were 36,467 boe/d and 40,581 boe/d, respectively, and 39,362 boe/d and 45,637 boe/d for the first nine months of 2022 and 2021, respectively. Sales volumes may vary from production volumes as a result of the timing of liftings.
NM — Not Meaningful

Pricing
The Company’s average selling prices by country were as follows:

	For the Quarter Ended September 30,			For the Nine Months Ended September 30,
	2022	Increase (Decrease)	2021	2022	Increase (Decrease)	2021
Average Oil Price - Per barrel
United States	$94.62	36%	$69.69	$100.06	55%	$64.38
Egypt	99.04	37%	72.37	106.19	59%	66.97
North Sea	101.85	36%	74.94	105.59	58%	66.93
Total	97.81	36%	71.72	103.81	58%	65.90

Average Natural Gas Price - Per Mcf
United States	$6.67	78%	$3.75	$5.89	60%	$3.67
Egypt	2.87	2%	2.82	2.82	1%	2.80
North Sea	24.12	80%	13.40	24.59	169%	9.13
Total	5.62	45%	3.87	5.31	45%	3.66

Average NGL Price - Per barrel
United States	$32.97	7%	$30.85	$36.36	41%	$25.75
Egypt	—	NM	52.02	76.80	72%	44.73
North Sea	70.42	24%	56.64	72.86	51%	48.32
Total	33.39	6%	31.42	37.47	42%	26.32
NM — Not Meaningful
Third-Quarter 2022 compared to Third-Quarter 2021
Crude Oil Crude oil revenues for the third quarter of 2022 totaled $1.7 billion, a $490 million increase from the comparative 2021 quarter. A 36 percent increase in average realized prices primarily drove the increase in oil revenues compared to the prior-year quarter. Crude oil revenues accounted for 72 percent of total oil and gas production revenues and 47 percent of worldwide production in the third quarter of 2022. The Company’s worldwide oil production decreased 0.5 Mb/d to 178.6 Mb/d during the third quarter of 2022 from the comparative prior-year period, primarily a result of lower production in the North Sea due to longer operational downtime as compared to the third quarter of 2021 and natural production decline across all assets. These decreases were mostly offset by increased net production in Egypt resulting from improved cost recovery under the merged concession agreement ratified at the end of 2021.
Natural Gas Gas revenues for the third quarter of 2022 totaled $428 million, a $135 million increase from the comparative 2021 quarter. A 45 percent increase in average realized prices primarily drove the increase in natural gas revenues compared to the prior-year quarter. Natural gas revenues accounted for 19 percent of total oil and gas production revenues and 36 percent of worldwide production during the third quarter of 2022. The Company’s worldwide natural gas production increased 3.8 MMcf/d to 827 MMcf/d during the third quarter of 2022 from the comparative prior-year period, primarily a result of increased net production in Egypt resulting from improved cost recovery under the merged concession agreement ratified at the end of 2021. This increase was mostly offset by lower production in the North Sea due to longer operational downtime as compared to the third quarter of 2021, natural production decline across all assets, and the Company’s divestiture of non-core assets in the Permian Basin during the first quarter of 2022.
NGL NGL revenues for the third quarter of 2022 totaled $202 million, an $8 million decrease from the comparative 2021 quarter. A 6 percent increase in average realized prices increased third-quarter 2022 NGL revenues by $13 million compared to the prior-year quarter, while 10 percent lower average daily production decreased revenues by $21 million. NGL revenues accounted for 9 percent of total oil and gas production revenues and 17 percent of worldwide production during the third quarter of 2022. The Company’s worldwide NGL production decreased 7.1 Mb/d to 65.5 Mb/d during the third quarter of 2022 from the comparative prior-year period, primarily a result of natural production decline across all assets and the Company’s divestiture of non-core assets in the Permian Basin during the first quarter of 2022.

Year-to-Date 2022 compared to Year-to-Date 2021
Crude Oil Crude oil revenues for the first nine months of 2022 totaled $5.3 billion, a $1.9 billion increase from the comparative 2021 period. A 58 percent increase in average realized prices increased oil revenues for the 2022 period by $1.9 billion compared to the prior-year period, while average daily production remained relatively flat compared to the prior-year period. Crude oil revenues accounted for 74 percent of total oil and gas production revenues and 47 percent of worldwide production for the first nine months of 2022. Crude oil prices realized during the first nine months of 2022 averaged $103.81 per barrel, compared to $65.90 per barrel in the comparative prior-year period. The Company’s worldwide oil production increased 0.9 Mb/d to 183.7 Mb/d in the first nine months of 2022 compared to the prior-year period, primarily a function of improved cost recovery under the merged concession agreement in Egypt ratified at the end of 2021, offset by operational downtime in the North Sea and natural production decline across all assets.
Natural Gas Gas revenues for the first nine months of 2022 totaled $1.2 billion, a $410 million increase from the comparative 2021 period. A 45 percent increase in average realized prices increased natural gas revenues for the 2022 period by $373 million compared to the prior-year period, while 3 percent higher average daily production increased revenues by $37 million compared to the prior-year period. Natural gas revenues accounted for 17 percent of total oil and gas production revenues and 37 percent of worldwide production for the first nine months of 2022. Natural gas prices realized during the first nine months of 2022 averaged $5.31 per Mcf, compared to $3.66 per Mcf in the comparative prior-year period. The Company’s worldwide natural gas production increased 28 MMcf/d to 858 MMcf/d in the first nine months of 2022 compared to the prior-year period, primarily a result of increased net production in Egypt resulting from improved cost recovery under the merged concession agreement ratified at the end of 2021, offset by operational downtime in the North Sea and natural production decline across all assets.
NGL NGL revenues for the first nine months of 2022 totaled $654 million, a $169 million increase from the comparative 2021 period. A 42 percent increase in average realized prices increased NGL revenues for the 2022 period by $206 million compared to the prior-year period, while 6 percent lower average daily production decreased revenues by $37 million compared to the prior-year period. NGL revenues accounted for 9 percent of total oil and gas production revenues and 16 percent of worldwide production for the first nine months of 2022. NGL prices realized during the first nine months of 2022 averaged $37.47 per barrel, compared to $26.32 per barrel in the comparative prior-year period. The Company’s worldwide NGL production decreased 4.2 Mb/d to 63.3 Mb/d in the first nine months of 2022 compared to the prior-year period, primarily a result of natural production decline across all countries.
Altus Midstream Revenues
Prior to the deconsolidation of Altus on February 22, 2022, Altus Midstream services revenues generated through its fee-based contractual arrangements with the Company totaled $35 million during the third quarter of 2021 and $16 million and $99 million during the first nine months of 2022 and 2021, respectively. These revenues were eliminated upon consolidation.
Purchased Oil and Gas Sales
Purchased oil and gas sales represent volumes primarily attributable to transport, fuel, and physical in-basin gas purchases that were sold by the Company to fulfill natural gas takeaway obligations. Sales related to these purchased volumes totaled $585 million and $374 million during the third quarters of 2022 and 2021, respectively, and $1.5 billion and $1.1 billion during the first nine months of 2022 and 2021, respectively. Purchased oil and gas sales were offset by associated purchase costs of $573 million and $396 million during the third quarters of 2022 and 2021, respectively, and $1.5 billion and $1.2 billion during the first nine months of 2022 and 2021, respectively. Gross purchased oil and gas sales values were higher in the third quarter and first nine months of 2022 primarily due to higher average natural gas prices during the 2022 periods.

Operating Expenses
The Company’s operating expenses were as follows:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

	(In millions)
Lease operating expenses	$364	$316	$1,067	$891
Gathering, processing, and transmission	99	68	274	187
Purchased oil and gas costs	573	396	1,452	1,152
Taxes other than income	82	54	230	149
Exploration	95	34	193	109
General and administrative	69	70	314	239
Transaction, reorganization, and separation	4	4	21	8
Depreciation, depletion, and amortization:
Oil and gas property and equipment	300	306	847	940
Gathering, processing, and transmission assets	4	18	10	56
Other assets	6	11	22	32
Asset retirement obligation accretion	29	29	87	85
Impairments	—	18	—	18
Financing costs, net	75	205	303	422
Total Operating Expenses	$1,700	$1,529	$4,820	$4,288
Lease Operating Expenses (LOE)
LOE increased $48 million and $176 million in the third quarter and the first nine months of 2022, respectively, from the comparative prior-year periods. On a per-unit basis, LOE increased 15 percent and 19 percent in the third quarter and the first nine months of 2022, respectively, from the comparative prior-year periods. The increase was driven by overall higher labor costs and operating costs trending with higher oil and gas prices and global inflation. These increases were coupled with overall higher workover activity in the U.S. and in the North Sea during the first nine months of 2022.
Gathering, Processing, and Transmission (GPT)
The Company’s GPT expenses were as follows:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

	(In millions)
Third-party processing and transmission costs	$71	$59	$205	$163
Midstream service costs - ALTM	—	35	18	98
Midstream service costs - Kinetik	28	—	64	—
Upstream processing and transmission costs	99	94	287	261
Midstream operating expenses	—	9	5	24
Intersegment eliminations	—	(35)	(18)	(98)
Total Gathering, processing, and transmission	$99	$68	$274	$187
GPT costs increased $31 million and $87 million in the third quarter and the first nine months of 2022, respectively, from the comparative prior-year periods. Third-party processing and transmission costs increased $12 million and $42 million in the third quarter and the first nine months of 2022, respectively, from the comparative prior-year periods. The increase in third-party costs for the third quarter and the first nine months of 2022 was primarily driven by an increase in average transportation rates during the year. Costs for services provided by ALTM in the first quarter of 2022 and prior to the BCP Business Combination (as defined in the Notes to the Company’s Consolidated Financial Statements set forth in Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q) totaling $18 million were eliminated in the Company’s consolidated financial statements and reflected as “Intersegment eliminations” in the table above. Subsequent to the BCP Business Combination and the Company’s deconsolidation of Altus on February 22, 2022, these midstream services continue to be provided by Kinetik Holdings Inc. (Kinetik) but are no longer eliminated. Midstream services provided by Kinetik totaled $28 million and $64 million in the third quarter and the first nine months of 2022, respectively.

Purchased Oil and Gas Costs
Purchased oil and gas costs totaled $573 million and $1.5 billion during the third quarter and the first nine months of 2022, respectively, compared to $396 million and $1.2 billion during the third quarter and the first nine months of 2021, respectively. Purchased oil and gas costs were offset by associated purchase sales of $585 million and $1.5 billion during the third quarter and the first nine months of 2022, respectively, compared to $374 million and $1.1 billion during the third quarter and the first nine months of 2021, respectively, as further discussed above.
Taxes Other Than Income
Taxes other than income increased $28 million and $81 million from the third quarter and the first nine months of 2021, respectively, primarily from higher severance taxes driven by higher commodity prices as compared to the same prior-year periods.
Exploration Expenses
The Company’s exploration expenses were as follows:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

	(In millions)
Unproved leasehold impairments	$16	$5	$22	$26
Dry hole expense	66	16	107	41
Geological and geophysical expense	1	4	19	14
Exploration overhead and other	12	9	45	28
Total Exploration	$95	$34	$193	$109
Exploration expenses increased $61 million and $84 million from the third quarter and the first nine months of 2021, respectively, primarily the result of higher dry hole expenses in Suriname and Egypt and exploration overhead, a function of increased exploration activities.
General and Administrative (G&A) Expenses
G&A expenses remained essentially flat compared to the third quarter of 2021 and increased $75 million compared to the first nine months of 2021. The increase in expenses for the first nine months of 2022 compared to the same prior-year period was primarily driven by higher cash-based stock compensation expense resulting from an increase in the Company’s stock price and anticipated achievement of performance and financial objectives as defined in the stock award plans. Higher overall wages across the Company and inflationary pressures also impacted G&A expenses compared to the prior-year period.
Transaction, Reorganization, and Separation (TRS) Costs
TRS costs remained flat compared to the third quarter of 2021 and increased $13 million from the first nine months of 2021. The increase in costs during the first nine months of 2022 compared to the same prior-year period was primarily a result of transaction costs from the BCP Business Combination.
Depreciation, Depletion, and Amortization (DD&A)
DD&A expenses on the Company’s oil and gas properties decreased $6 million and $93 million from the third quarter and the first nine months of 2021, respectively. The Company’s DD&A rate on its oil and gas properties decreased $0.19 per boe and $0.91 per boe from the third quarter and the first nine months of 2021, respectively. The decrease on an absolute basis was driven by lower depletion rates in Egypt, partially offset by higher production volumes.

Financing Costs, Net
The Company’s Financing costs were as follows:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

	(In millions)
Interest expense	$80	$102	$249	$324
Amortization of debt issuance costs	1	1	8	6
Capitalized interest	(5)	(2)	(13)	(6)
Loss on extinguishment of debt	—	105	67	104
Interest income	(1)	(1)	(8)	(6)
Total Financing costs, net	$75	$205	$303	$422
Net financing costs decreased $130 million and $119 million from the third quarter and the first nine months of 2021, respectively. The lower overall interest expense was a result of the reduction of fixed-rate debt during 2021 and the first quarter of 2022. Additionally, losses incurred on the extinguishment of debt was lower during the first nine months of 2022 compared to the prior year period.
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
During the third quarter of 2022, the Company’s effective income tax rate was primarily impacted by a deferred tax expense related to the remeasurement of taxes in the U.K. as a result of the enactment of the Energy (Oil and Gas) Profits Levy Act 2022 on July 14, 2022, and a decrease in the amount of valuation allowance against its U.S. deferred tax assets. During the third quarter of 2021, the Company’s effective income tax rate was primarily impacted by a loss contingency in connection with decommissioning of previously sold Gulf of Mexico properties and an increase in the amount of valuation allowance against its U.S. deferred tax assets. The Company’s 2022 year-to-date effective income tax rate was primarily impacted by the gain associated with deconsolidation of Altus, the gain on sale of certain non-core mineral rights in the Delaware Basin, a deferred tax expense related to the remeasurement of taxes in the U.K., and a decrease in the amount of valuation allowance against its U.S. deferred tax assets. The Company’s 2021 year-to-date effective income tax rate was primarily impacted by a loss on offshore decommissioning contingency and a decrease in the amount of valuation allowance against its U.S. deferred tax assets.
On May 26, 2022, the U.K. Chancellor announced a new tax on the profits of oil and gas companies operating in the U.K. and the U.K. Continental Shelf. On June 21, 2022, the U.K. Government published draft legislation concerning this new tax and on July 14, 2022, the Energy (Oil and Gas) Profits Levy Act 2022 was enacted, receiving Royal Assent. Under the new law, an additional levy is assessed at a 25 percent rate and is effective for the period of May 26, 2022, through December 31, 2025. Under U.S. GAAP, the financial statement impact of new legislation is recorded in the period of enactment. Therefore, in the third quarter of 2022, the Company has recorded a deferred tax expense of $230 million related to the remeasurement of the June 30, 2022 U.K. deferred tax liability.
On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022 (IRA). The IRA includes a new 15 percent corporate alternative minimum tax (Corporate AMT) on applicable corporations with an average annual adjusted financial statement income that exceeds $1 billion for any three consecutive years preceding the tax year at issue. The Corporate AMT is effective for tax years beginning after December 31, 2022. The Company is continuing to evaluate the provisions of the IRA and awaits further guidance from the U.S. Treasury Department to properly assess the impact of these provisions on the Company.
The Company has recorded a full valuation allowance against its U.S. net deferred tax assets. The Company will continue to maintain a full valuation allowance on its U.S. net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance. However, given the Company’s current and anticipated future domestic earnings, the Company believes that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow the Company to reach a conclusion that a significant portion of the U.S. valuation allowance will no longer be needed. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense, which could be material, for the period the release is recorded.

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
The Company’s upstream capital investment for the third quarter of 2022 was slightly below its guidance for the period, and the Company expects its full-year estimated upstream capital investment to be approximately $1.725 billion. This is nearly 8 percent higher than initial guidance at the beginning of the year, primarily a result of increased drilling activity in Suriname.
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

Sources and Uses of Cash
The following table presents the sources and uses of the Company’s cash and cash equivalents for the periods presented:

	For the Nine Months Ended September 30,
	2022	2021

	(In millions)
Sources of Cash and Cash Equivalents:
Net cash provided by operating activities	$3,530	$2,411
Proceeds from Apache credit facility, net	—	290
Proceeds from Altus credit facility, net	—	33
Proceeds from asset divestitures	778	239
Proceeds from sale of Kinetik shares	224	—
Total Sources of Cash and Cash Equivalents	4,532	2,973
Uses of Cash and Cash Equivalents:
Additions to upstream oil and gas property	$1,168	$790
Acquisition of Delaware Basin properties	563	—
Leasehold and property acquisitions	30	6
Payments on revolving credit facilities, net	22	—
Payments on fixed-rate debt	1,370	1,795
Dividends paid to APA common stockholders	127	28
Distributions to noncontrolling interest - Egypt	237	203
Distributions to Altus Preferred Unit limited partners	11	34
Treasury stock activity, net	884	—
Deconsolidation of Altus cash and cash equivalents	143	—
Other	11	2
Total Uses of Cash and Cash Equivalents	4,566	2,858
Increase (decrease) in cash and cash equivalents	$(34)	$115
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
Net cash provided by operating activities increased $1.1 billion from the first nine months of 2021, primarily due to higher commodity prices and associated revenues, partially offset by changes in working capital.
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
Proceeds from Apache Credit Facility, Net During the first nine months of 2021, Apache borrowed $290 million under its former revolving credit facility.
Proceeds from Asset Divestitures The Company received $778 million and $239 million of proceeds from the divestiture of certain non-core assets during the first nine months of 2022 and 2021, respectively. The Company also received $224 million of cash proceeds from the sale of four million of its shares in Kinetik during the first nine months of 2022. For more information regarding the Company’s acquisitions and divestitures, refer to Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Uses of Cash and Cash Equivalents
Additions to Upstream Oil & Gas Property Exploration and development cash expenditures were $1.2 billion and $790 million during the first nine months of 2022 and 2021, respectively. The increase in capital investment is reflective of the increase in the Company’s capital program in the current year associated with higher cash flow from operations. The Company operated an average of 24 drilling rigs during the third quarter of 2022, compared to an average of 14 drilling rigs during the third quarter of 2021.
Acquisition of Delaware Basin Properties During the third quarter of 2022, the Company completed the acquisition of oil and gas assets in the Delaware Basin for approximately $593 million, subject to further post-closing adjustments. Cash consideration paid during the third quarter totaled $563 million, with final cash settlement anticipated to be completed during the fourth quarter of 2022.
Leasehold and Property Acquisitions During the first nine months of 2022 and 2021, the Company completed leasehold and property acquisitions, primarily in the Permian Basin, for total cash consideration of $30 million and $6 million, respectively.
Payments on Revolving Credit Facilities APA and Apache paid down a net of $22 million during the first nine months of 2022 on their respective revolving credit facilities.
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
Dividends The Company paid $127 million and $28 million during the first nine months of 2022 and 2021, respectively, for dividends on its common stock. During the third quarter of 2021, the Company’s Board of Directors approved an increase in its quarterly dividend per share from $0.025 to $0.0625 and, in the fourth quarter of 2021, a further increase to $0.125 per share. During the third quarter of 2022, the Company’s Board of Directors approved a further increase to its quarterly dividend to $0.25 per share.
Distributions to Noncontrolling Interest - Egypt Sinopec International Petroleum Exploration and Production Corporation (Sinopec) holds a one-third minority participation interest in the Company’s oil and gas operations in Egypt. The Company paid $237 million and $203 million during the first nine months of 2022 and 2021, respectively, in cash distributions to Sinopec.

Distributions to Altus Preferred Units limited partners Prior to the deconsolidation of Altus on February 22, 2022, Altus Midstream LP paid $11 million and $34 million in cash distributions to its limited partners holding Preferred Units during the first nine months of 2022 and 2021. For more information regarding the Preferred Units, refer to Note 12—Redeemable Noncontrolling Interest - Altus in the Notes to Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Treasury Stock Activity, net In the first nine months of 2022, the Company repurchased 24.0 million shares at an average price of $36.78 per share totaling $884 million, and as of September 30, 2022, the Company had remaining authorization to repurchase 64.8 million shares. No shares were repurchased during the nine months ended September 30, 2021.
Liquidity
The following table presents a summary of the Company’s key financial indicators:

	September 30, 2022	December 31, 2021

	(In millions)
Cash and cash equivalents	$268	$302
Total debt - Apache	5,529	6,853
Total debt - Altus	—	657
Total equity (deficit)	1,551	(717)
Available committed borrowing capacity under syndicated credit facilities	2,100	2,426
Available committed borrowing capacity - Altus	—	141
Cash and Cash Equivalents As of September 30, 2022, the Company had $268 million in cash and cash equivalents. The majority of the Company’s cash is invested in highly liquid, investment-grade instruments with maturities of three months or less at the time of purchase.
Debt As of September 30, 2022, the Company had $5.5 billion in total debt outstanding, which consisted of notes and debentures of Apache, credit facility borrowings, and finance lease obligations. As of September 30, 2022, current debt included $123 million, carrying value, of Apache’s 2.625% senior notes due January 15, 2023 and $2 million of finance lease obligations. During the quarter ended September 30, 2022, Apache notified holders of its 2.625% notes due 2023 that Apache elected to redeem the notes on October 17, 2022, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest to the redemption date. The redemption, including the $123 million outstanding principal amount of the notes, was financed in part by Apache’s borrowing under the Company’s US dollar-denominated revolving credit facility.
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

As of September 30, 2022, there were $520 million of borrowings and a $20 million letter of credit outstanding under the USD Agreement, and an aggregate £748 million in letters of credit outstanding under the GBP Agreement. As of December 31, 2021, there were $542 million of borrowings and an aggregate £748 million and $20 million in letters of credit outstanding under the Former Facility. The letters of credit denominated in pounds were issued to support North Sea decommissioning obligations, the terms of which required such support after Standard & Poor’s reduced Apache’s credit rating from BBB to BB+ on March 26, 2020.
Uncommitted Credit Facilities Apache, from time to time, has and uses uncommitted credit and letter of credit facilities for working capital and credit support purposes. As of September 30, 2022 and December 31, 2021, there were no outstanding borrowings under these facilities. As of September 30, 2022 and December 31, 2021, there were £117 million and $17 million in letters of credit outstanding under these facilities.
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
As of September 30, 2022, Apache estimates that its potential liability to fund decommissioning of Legacy GOM Assets it may be ordered to perform ranges from $1.2 billion to $1.4 billion on an undiscounted basis. Management does not believe any specific estimate within this range is a better estimate than any other. Accordingly, the Company has recorded a contingent liability of $1.2 billion as of September 30, 2022, representing the estimated costs of decommissioning it may be required to perform on Legacy GOM Assets. Of the total liability recorded, $801 million is reflected under the caption “Decommissioning contingency for sold Gulf of Mexico properties,” and $350 million is reflected under “Other current liabilities” in the Company’s consolidated balance sheet. The Company has also recorded a $726 million asset, which represents the amount the Company expects to be reimbursed from the Trust A funds, the Bonds, and the Letters of Credit for decommissioning it may be required to perform on Legacy GOM Assets. Of the total asset recorded, $376 million is reflected under the caption “Decommissioning security for sold Gulf of Mexico properties,” and $350 million is reflected under “Other current assets.” Changes in significant assumptions impacting Apache’s estimated liability, including expected decommissioning rig spread rates, lift boat rates, and planned abandonment logistics could result in a liability in excess of the amount accrued. In addition, significant changes in the market price of oil, gas, and NGLs could further impact Apache’s estimate of its contingent liability to decommission Legacy GOM Assets.
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

The Company’s average crude oil price realizations increased 36 percent from $71.72 per barrel to $97.81 per barrel during the third quarters of 2021 and 2022, respectively. The Company’s average natural gas price realizations increased 45 percent from $3.87 per Mcf to $5.62 per Mcf during the third quarters of 2021 and 2022, respectively. The Company’s average NGL price realizations increased 6 percent from $31.42 per barrel to $33.39 per barrel during the third quarters of 2021 and 2022, respectively. Based on average daily production for the third quarter of 2022, a $1.00 per barrel change in the weighted average realized oil price would have increased or decreased revenues for the quarter by approximately $16 million, a $0.10 per Mcf change in the weighted average realized natural gas price would have increased or decreased revenues for the quarter by approximately $8 million, and a $1.00 per barrel change in the weighted average realized NGL price would have increased or decreased revenues for the quarter by approximately $6 million.
The Company periodically enters into derivative positions on a portion of its projected crude oil and natural gas production through a variety of financial and physical arrangements intended to manage fluctuations in cash flows resulting from changes in commodity prices. Such derivative positions may include the use of futures contracts, swaps, and/or options. The Company does not hold or issue derivative instruments for trading purposes. As of September 30, 2022, the Company had open natural gas derivatives not designated as cash flow hedges in a liability position with a fair value of $88 million. A 10 percent increase in gas prices would increase the liability by approximately $24 million, while a 10 percent decrease in prices would decrease the liability by approximately $24 million. These fair value changes assume volatility based on prevailing market parameters as of September 30, 2022. Refer to Note 4—Derivative Instruments and Hedging Activities in the Notes to Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for notional volumes and terms with the Company’s derivative contracts.
Interest Rate Risk
As of September 30, 2022, the Company had $5.0 billion, net, in outstanding notes and debentures, all of which was fixed-rate debt, with a weighted average interest rate of 5.25 percent. Although near-term changes in interest rates may affect the fair value of fixed-rate debt, such changes do not expose the Company to the risk of earnings or cash flow loss associated with that debt.
The Company is also exposed to interest rate risk related to its interest-bearing cash and cash equivalents balances and amounts outstanding under the indentures and credit facilities. As of September 30, 2022, the Company had approximately $268 million in cash and cash equivalents, approximately 39 percent of which was invested in money market funds and short-term investments with major financial institutions. As of September 30, 2022, there were $520 million of borrowings outstanding under the Company’s syndicated revolving credit facilities. A change in the interest rate applicable to short-term investments and credit facility borrowings would have an immaterial impact on earnings and cash flows but could impact interest costs associated with future debt issuances or any future borrowings.
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
Foreign currency gains and losses also arise when monetary assets and monetary liabilities denominated in foreign currencies are translated at the end of each month. Foreign currency gains and losses are included as either a component of “Other” under “Revenues and Other” or, as is the case when the Company re-measures its foreign tax liabilities, as a component of the Company’s provision for income tax expense on the statement of consolidated operations. Excluding the impacts of the foreign exchange contracts discussed below, foreign currency net gain or loss of $6 million would result from a 10 percent weakening or strengthening, respectively, in the British pound as of September 30, 2022.
The Company has periodically entered into foreign exchange contracts in order to minimize the impact of fluctuating exchange rates for the British pound on the Company’s operating expenses. As of September 30, 2022, the Company had outstanding foreign exchange contracts not designated as cash flow hedges with a total notional amount of £45 million in a liability position with a fair value of $8 million. A 10 percent strengthening of the British pound against the U.S. dollar would decrease the liability by approximately $4 million, while a 10 percent weakening of the British pound against the U.S. dollar would increase the liability by approximately $5 million.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Company’s Chief Executive Officer and President, in his capacity as principal executive officer, and Stephen J. Riney, the Company’s Executive Vice President and Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2022, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that the information the Company is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
ITEM 1A.    RISK FACTORS
Except as set forth herein, there have been no material changes to the risk factors disclosed in Part I, Item 1A—Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Given the nature of its business, Apache Corporation may be subject to different or additional risks than those applicable to the Company. For a description of these risks, refer to the disclosures in Apache Corporation’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2022, June 30, 2022, and September 30, 2022 and Apache Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
RISKS RELATED TO GOVERNMENTAL REGULATION AND POLITICAL RISKS
Newly enacted U.S. tax legislation may adversely affect the Company’s financial condition and cash flows.
On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022 (IRA). Among other changes, the IRA introduced a new 15 percent corporate alternative minimum tax (Corporate AMT) for taxable years beginning after December 31, 2022 on applicable corporations with an average annual adjusted financial statement income (AFSI) that exceeds $1.0 billion for any three consecutive tax years preceding the tax year at issue. If the Company were to meet this average AFSI test, any resulting Corporate AMT liability could adversely affect the Company’s future financial results, including earnings and cash flows. Additionally, the IRA introduced a 1 percent excise tax on the fair market value of applicable stock repurchases after December 31, 2022. The impact of this provision will be dependent on the extent of any share repurchases made by the Company in future periods and could adversely affect the Company’s future financial condition and cash flows.
RISKS RELATED TO CLIMATE CHANGE
The impacts of energy transition could adversely affect the Company’s business, operating results, and financial condition.
In recent years, increasing attention has been given to corporate activities related to climate change and energy transition. This focus, together with shifting preferences and attitudes with respect to the generation and consumption of energy, the use of hydrocarbons, and the use of products manufactured with, or powered by, hydrocarbons, may result in:
•increased availability of, and demand for, energy sources other than oil and natural gas, including wind, solar, and hydroelectric power;
•technological advances with respect to the generation, transmission, storage, and consumption of alternative energy sources; and
•development of, and increased demand from consumers and industries for, lower-emission products and services, including electric vehicles and renewable residential and commercial power supplies, as well as more efficient products and services.
These developments could adversely impact the demand for products powered by or manufactured with hydrocarbons and the demand for the Company’s, and in turn the prices it receives for its, crude oil, natural gas, and NGL production, which could materially and adversely affect the Company’s business and financial performance.

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
In response to concerns regarding induced seismicity, regulators in some states have imposed, or are considering imposing, additional requirements in the permitting of produced water disposal wells to assess any relationship between seismicity and the use of such wells. For example, the Railroad Commission of Texas (RRC) has been developing data associated with seismic activity, particularly such activity related to injection wells used for produced water disposal. In September 2021, the RRC began to limit saltwater disposal in the Midland Basin under what is known as a Seismic Response Action (or SAR) due to increased seismic activity.
Among other things, these rules require companies seeking permits for disposal wells to provide seismic activity data in permit applications, provide for more frequent monitoring and reporting for certain wells and allow the state to modify, suspend, or terminate permits on grounds that a disposal well is likely to be, or determined to be, causing seismic activity. States may issue orders to temporarily shut down or to curtail the injection depth of existing wells in the vicinity of seismic events. Increased regulation and attention given to induced seismicity could also lead to greater opposition, including litigation to limit or prohibit oil and natural gas activities utilizing injection wells for produced water disposal. These developments could result in restriction of disposal wells that could have a material effect on the Company’s capital expenses and operating costs or limit production in certain areas.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information on shares of common stock repurchased by the Company during the quarter ended September 30, 2022:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 to July 31, 2022	6,863,858	$33.88	6,863,858	27,714,783
August 1 to August 31, 2022	2,958,437	33.81	2,958,437	24,756,346
September 1 to September 30, 2022	—	—	—	64,756,346
Total	9,822,295	$33.86
(1) During the fourth quarter of 2021, the Company's Board of Directors authorized the purchase of 40 million shares of the Company's common stock. During September of 2022, the Company's Board of Directors authorized the purchase of an additional 40 million shares of the Company's common stock. Shares may be purchased either in the open market or through privately negotiated transactions. The Company is not obligated to acquire any specific number of shares.

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

*31.1	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Executive Officer.
*31.2	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Financial Officer.
**32.1	–	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer and Principal Financial Officer.
*101	–
The following financial statements from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Statement of Consolidated Operations, (ii) Statement of Consolidated Comprehensive Income (Loss), (iii) Statement of Consolidated Cash Flows, (iv) Consolidated Balance Sheet, (v) Statement of Consolidated Changes in Equity (Deficit) and Noncontrolling Interests and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

*101.SCH	–	Inline XBRL Taxonomy Schema Document.
*101.CAL	–	Inline XBRL Calculation Linkbase Document.
*101.DEF	–	Inline XBRL Definition Linkbase Document.
*101.LAB	–	Inline XBRL Label Linkbase Document.
*101.PRE	–	Inline XBRL Presentation Linkbase Document.
*104	–	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

APA CORPORATION

Dated:	November 3, 2022	/s/ STEPHEN J. RINEY
Stephen J. Riney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	November 3, 2022	/s/ REBECCA A. HOYT
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer, and Controller
(Principal Accounting Officer)