Form 10-Q
period 2023-03-31
APA Corp
filed 2023-05-04
CIK 1841666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of registrant’s common stock outstanding as of April 30, 2023	308,599,131

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
•production and reserve levels;
•drilling risks;
•economic and competitive conditions, including market and macro-economic disruptions resulting from the Russian war in Ukraine and from actions taken by foreign oil and gas producing nations, including the Organization of the Petroleum Exporting Countries (OPEC) and non-OPEC members that participate in OPEC initiatives (OPEC+);
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

•the benefits derived from the operating structure implemented pursuant to the Holding Company Reorganization (as defined in the Notes to the Company’s Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022);
•other factors disclosed under Items 1 and 2—Business and Properties—Estimated Proved Reserves and Future Net Cash Flows, Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A—Quantitative and Qualitative Disclosures About Market Risk and elsewhere in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022;
•other risks and uncertainties disclosed in the Company’s first-quarter 2023 earnings release;
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

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter Ended March 31,
	2023	2022

	(In millions, except share data)
REVENUES AND OTHER:
Oil, natural gas, and natural gas liquids production revenues(1)	$1,769	$2,320
Purchased oil and gas sales	239	349
Total revenues	2,008	2,669
Derivative instrument gains (losses), net	53	(62)
Gain on divestitures, net	1	1,176
Other, net	(32)	45
	2,030	3,828
OPERATING EXPENSES:
Lease operating expenses	321	344
Gathering, processing, and transmission(1)	78	81
Purchased oil and gas costs	216	351
Taxes other than income	52	70
Exploration	52	42
General and administrative	65	156
Transaction, reorganization, and separation	4	14
Depreciation, depletion, and amortization	332	291
Asset retirement obligation accretion	28	29
Financing costs, net	72	152
	1,220	1,530
NET INCOME BEFORE INCOME TAXES	810	2,298
Current income tax provision	346	392
Deferred income tax provision (benefit)	138	(40)
NET INCOME INCLUDING NONCONTROLLING INTERESTS	326	1,946
Net income attributable to noncontrolling interest – Egypt	84	119
Net income attributable to noncontrolling interest – Altus	—	14
Net loss attributable to Altus Preferred Unit limited partners	—	(70)
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$242	$1,883

NET INCOME PER COMMON SHARE:
Basic	$0.78	$5.44
Diluted	$0.78	$5.43
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	311	346
Diluted	312	347
(1)    For revenues and gathering, processing, and transmission costs associated with Kinetik, refer to Note 6—Equity Method Interests for further detail.
The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Quarter Ended March 31,
	2023	2022

	(In millions)
NET INCOME INCLUDING NONCONTROLLING INTERESTS	$326	$1,946
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Pension and postretirement benefit plan	3	(1)
COMPREHENSIVE INCOME INCLUDING NONCONTROLLING INTERESTS	329	1,945
Comprehensive income attributable to noncontrolling interest – Egypt	84	119
Comprehensive income attributable to noncontrolling interest – Altus	—	14
Comprehensive loss attributable to Altus Preferred Unit limited partners	—	(70)
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCK	$245	$1,882

The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022

	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interests	$326	$1,946
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized derivative instrument (gains) losses, net	(33)	57
Gain on divestitures, net	(1)	(1,176)
Exploratory dry hole expense and unproved leasehold impairments	35	9
Depreciation, depletion, and amortization	332	291
Asset retirement obligation accretion	28	29
Provision for (benefit from) deferred income taxes	138	(40)
(Gain) loss on extinguishment of debt	(9)	67
Other, net	30	(29)
Changes in operating assets and liabilities:
Receivables	(53)	(255)
Inventories	(31)	(43)
Drilling advances and other current assets	1	9
Deferred charges and other long-term assets	79	(13)
Accounts payable	(110)	18
Accrued expenses	(319)	18
Deferred credits and noncurrent liabilities	(78)	3
NET CASH PROVIDED BY OPERATING ACTIVITIES	335	891
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to upstream oil and gas property	(543)	(358)
Leasehold and property acquisitions	(6)	(20)
Proceeds from sale of oil and gas properties	21	767
Proceeds from sale of Kinetik shares	—	224
Deconsolidation of Altus cash and cash equivalents	—	(143)
Other, net	(4)	(4)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(532)	466
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities, net	417	338
Payments on Apache fixed-rate debt	(65)	(1,370)
Distributions to noncontrolling interest - Egypt	(17)	(69)
Treasury stock activity, net	(142)	(261)
Dividends paid to APA common stockholders	(78)	(43)
Other, net	(9)	(20)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	106	(1,425)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(91)	(68)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	245	302
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$154	$234

SUPPLEMENTARY CASH FLOW DATA:
Interest paid, net of capitalized interest	$112	$125
Income taxes paid, net of refunds	286	305
The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2023	December 31, 2022

	(In millions, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$154	$245
Receivables, net of allowance of $119 and $117	1,518	1,466
Other current assets (Note 5)	1,060	997
	2,732	2,708
PROPERTY AND EQUIPMENT:
Oil and gas properties	42,834	42,356
Gathering, processing, and transmission facilities	447	449
Other	614	613
Less: Accumulated depreciation, depletion, and amortization	(34,716)	(34,406)
	9,179	9,012
OTHER ASSETS:
Equity method interests (Note 6)	605	624
Decommissioning security for sold Gulf of Mexico properties (Note 11)	132	217
Deferred charges and other	565	586
	$13,213	$13,147

LIABILITIES, NONCONTROLLING INTERESTS, AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$658	$771
Current debt	2	2
Other current liabilities (Note 7)	1,794	2,143
	2,454	2,916
LONG-TERM DEBT (Note 9)	5,796	5,451
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	460	314
Asset retirement obligation (Note 8)	1,963	1,940
Decommissioning contingency for sold Gulf of Mexico properties (Note 11)	656	738
Other	451	443
	3,530	3,435
EQUITY (DEFICIT):
Common stock, $0.625 par, 860,000,000 shares authorized, 420,570,661 and 419,869,987 shares issued, respectively	263	262
Paid-in capital	11,337	11,420
Accumulated deficit	(5,572)	(5,814)
Treasury stock, at cost, 111,971,530 and 108,310,838 shares, respectively	(5,601)	(5,459)
Accumulated other comprehensive income	17	14
APA SHAREHOLDERS’ EQUITY	444	423
Noncontrolling interest – Egypt	989	922
TOTAL EQUITY	1,433	1,345
	$13,213	$13,147

The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY (DEFICIT) AND NONCONTROLLING INTERESTS
(Unaudited)

	Redeemable Noncontrolling Interest - Altus Preferred Unit Limited Partners(1)	Common Stock	Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	APA SHAREHOLDERS’ EQUITY (DEFICIT)	Noncontrolling Interests(1)	TOTAL EQUITY (DEFICIT)

	(In millions)
For the Quarter Ended March 31, 2022
Balance at December 31, 2021	$712	$262	$11,645	$(9,488)	$(4,036)	$22	$(1,595)	$878	$(717)
Net income attributable to common stock	—	—	—	1,883	—	—	1,883	—	1,883
Net income attributable to noncontrolling interest – Egypt	—	—	—	—	—	—	—	119	119
Net income attributable to noncontrolling interest – Altus	—	—	—	—	—	—	—	14	14
Net loss attributable to Altus Preferred Unit limited partners	(70)	—	—	—	—	—	—	—	—
Distributions to noncontrolling interest – Egypt	—	—	—	—	—	—	—	(69)	(69)
Common dividends declared ($0.125 per share)	—	—	(43)	—	—	—	(43)	—	(43)
Deconsolidation of Altus	(642)	—	—	—	—	—	—	(72)	(72)
Treasury stock activity, net	—	—	—	—	(260)	—	(260)	—	(260)
Other	—	—	(2)	—	—	(1)	(3)	—	(3)
Balance at March 31, 2022	$—	$262	$11,600	$(7,605)	$(4,296)	$21	$(18)	$870	$852

For the Quarter Ended March 31, 2023
Balance at December 31, 2022	$—	$262	$11,420	$(5,814)	$(5,459)	$14	$423	$922	$1,345
Net income attributable to common stock	—	—	—	242	—	—	242	—	242
Net income attributable to noncontrolling interest – Egypt	—	—	—	—	—	—	—	84	84
Distributions to noncontrolling interest – Egypt	—	—	—	—	—	—	—	(17)	(17)
Common dividends declared ($0.25 per share)	—	—	(78)	—	—	—	(78)	—	(78)
Treasury stock activity, net	—	—	—	—	(142)	—	(142)	—	(142)
Other	—	1	(5)	—	—	3	(1)	—	(1)
Balance at March 31, 2023	$—	$263	$11,337	$(5,572)	$(5,601)	$17	$444	$989	$1,433
(1)    As a result of the BCP Business Combination (as defined herein), the Company deconsolidated Altus (as defined herein) on February 22, 2022. Refer to Note 1—Summary of Significant Accounting Policies and Note 2—Acquisitions and Divestitures for further detail.

The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
These consolidated financial statements have been prepared by APA Corporation (APA or the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods, on a basis consistent with the annual audited financial statements, with the exception of any recently adopted accounting pronouncements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. This Quarterly Report on Form 10-Q should be read along with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which contains a summary of the Company’s significant accounting policies and other disclosures.
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of March 31, 2023, the Company's significant accounting policies are consistent with those discussed in Note 1—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The Company’s financial statements for prior periods may include reclassifications that were made to conform to the current-year presentation.
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
On February 22, 2022, ALTM closed a previously announced transaction to combine with privately owned BCP Raptor Holdco LP (BCP and, together with BCP Raptor Holdco GP, LLC, the Contributed Entities) in an all-stock transaction, pursuant to the Contribution Agreement entered into by and among ALTM, Altus Midstream LP, New BCP Raptor Holdco, LLC (the Contributor), and BCP (the BCP Contribution Agreement). Pursuant to the BCP Contribution Agreement, the Contributor contributed all of the equity interests of the Contributed Entities (the Contributed Interests) to Altus Midstream LP, with each Contributed Entity becoming a wholly owned subsidiary of Altus Midstream LP (the BCP Business Combination). Upon closing the transaction, the combined entity was renamed Kinetik Holdings Inc. (Kinetik), and the Company determined that it was no longer the primary beneficiary of Kinetik. The Company further determined that Kinetik no longer qualified as a variable interest entity under GAAP. As a result, the Company deconsolidated ALTM on February 22, 2022. Refer to Note 2—Acquisitions and Divestitures for further detail.

The stockholders agreement entered into by and among the Company, ALTM, BCP, and other related and affiliated entities provides that the Company, through one of its wholly owned subsidiaries, retains the ability to designate a director to the board of directors of Kinetik for so long as the Company and its affiliates beneficially own 10 percent or more of Kinetik’s outstanding common stock. Based on this board representation, combined with the Company’s stock ownership, management determined it has significant influence over Kinetik, which is considered a related party of the Company. Investments in which the Company has significant influence, but not control, are accounted for under the equity method of accounting. These investments are recorded separately as “Equity method interests” in the Company’s consolidated balance sheet. The Company elected the fair value option to account for its equity method interest in Kinetik. Refer to Note 6—Equity Method Interests for further detail.
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
Refer to Note 4—Derivative Instruments and Hedging Activities, Note 6—Equity Method Interests, and Note 9—Debt and Financing Costs for further detail regarding the Company’s fair value measurements recorded on a recurring basis.
During the three months ended March 31, 2023 and 2022, the Company recorded no asset impairments in connection with fair value assessments.
Revenue Recognition
There have been no significant changes to the Company’s contracts with customers during the three months ended March 31, 2023 and 2022.

Payments under all contracts with customers are typically due and received within a short-term period of one year or less after physical delivery of the product or service has been rendered. Receivables from contracts with customers, including receivables for purchased oil and gas sales, in each case, net of allowance for credit losses, were $1.4 billion and $1.3 billion as of March 31, 2023 and December 31, 2022, respectively.
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
Refer to Note 13—Business Segment Information for a disaggregation of oil, gas, and natural gas production revenue by product and reporting segment.
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
2.    ACQUISITIONS AND DIVESTITURES
2023 Activity
During the first quarter of 2023, the Company completed leasehold and property acquisitions, primarily in the Permian Basin, for total cash consideration of approximately $6 million.
During the first quarter of 2023, the Company completed the sale of non-core assets and leasehold in multiple transactions for total cash proceeds of $21 million, recognizing a gain of approximately $1 million upon closing of these transactions.
2022 Activity
During the first quarter of 2022, the Company completed a transaction to sell certain non-core mineral rights in the Delaware Basin. The Company received total cash proceeds of approximately $726 million after certain post-closing adjustments and recognized an associated gain of approximately $560 million. The Company also completed the sale of other non-core assets and leasehold in multiple transactions for total cash proceeds of $8 million. The Company recognized a gain of approximately $2 million upon closing of these transactions during the first quarter of 2022.
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
As a result of the BCP Business Combination, the Company deconsolidated ALTM on February 22, 2022 and recognized a gain of approximately $609 million that reflects the difference between the Company’s share of ALTM’s deconsolidated balance sheet of $193 million and the fair value of $802 million of its approximate 20 percent retained ownership in the combined entity.

During the first quarter of 2022, the Company sold four million of its shares of Kinetik Class A Common Stock for cash proceeds of $224 million and recognized a loss of $25 million, including transaction fees. Refer to Note 6—Equity Method Interests for further detail.
3.    CAPITALIZED EXPLORATORY WELL COSTS
The Company’s capitalized exploratory well costs were $528 million and $474 million as of March 31, 2023 and December 31, 2022, respectively. The increase is attributable to additional drilling activity in Egypt and offshore Suriname. Approximately $5 million of suspended exploratory well costs previously capitalized for greater than one year at December 31, 2022 were charged to dry hole expense during the three months ended March 31, 2023.
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
Counterparty Risk
The use of derivative instruments exposes the Company to credit loss in the event of nonperformance by the counterparty. To reduce the concentration of exposure to any individual counterparty, the Company utilizes a diversified group of investment-grade rated counterparties, primarily financial institutions, for its derivative transactions. As of March 31, 2023, the Company had derivative positions with seven counterparties. The Company monitors counterparty creditworthiness on an ongoing basis; however, it cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, the Company may be limited in its ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, the Company may not realize the benefit of some of its derivative instruments resulting from lower commodity prices or changes in currency exchange rates.
Derivative Instruments
Commodity Derivative Instruments
As of March 31, 2023, the Company had the following open natural gas financial basis swap contracts:

		Basis Swap Purchased		Basis Swap Sold
Production Period	Settlement Index	MMBtu (in 000’s)	Weighted Average Price Differential	MMBtu (in 000’s)	Weighted Average Price Differential
April—June 2023	NYMEX Henry Hub/IF Waha	2,275	$(1.54)	—	—
April—June 2023	NYMEX Henry Hub/IF HSC	—	—	2,275	$(0.11)
July—September 2023	NYMEX Henry Hub/IF Waha	1,840	$(1.62)	—	—
July—September 2023	NYMEX Henry Hub/IF HSC	—	—	1,840	$(0.19)
April—December 2023	NYMEX Henry Hub/IF Waha	55,000	$(1.15)	—	—
April—December 2023	NYMEX Henry Hub/IF HSC	—	—	55,000	$(0.08)
January—June 2024	NYMEX Henry Hub/IF Waha	16,380	$(1.15)	—	—
January—June 2024	NYMEX Henry Hub/IF HSC	—	—	16,380	$(0.10)

Fair Value Measurements
The following table presents the Company’s derivative assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Price in Active Markets (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Netting(1)	Carrying Amount

	(In millions)
March 31, 2023
Assets:
Commodity derivative instruments	$—	$3	$—	$3	$3	$6
Liabilities:
Commodity derivative instruments	—	14	—	14	3	17

December 31, 2022
Assets:
Commodity derivative instruments	$—	$5	$—	$5	$—	$5
Liabilities:
Commodity derivative instruments	—	50	—	50	—	50
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

	March 31, 2023	December 31, 2022

	(In millions)
Current Assets: Other current assets	$3	$—
Other Assets: Deferred charges and other	3	5
Total derivative assets	$6	$5

Current Liabilities: Other current liabilities	$17	$50
Deferred Credits and Other Noncurrent Liabilities: Other	—	—
Total derivative liabilities	$17	$50

Derivative Activity Recorded in the Statement of Consolidated Operations
The following table summarizes the effect of derivative instruments on the Company’s statement of consolidated operations:

	For the Quarter Ended March 31,
	2023	2022

	(In millions)
Realized:
Commodity derivative instruments	$20	$(5)
Realized gains (losses), net	20	(5)
Unrealized:
Commodity derivative instruments	33	(24)
Foreign currency derivative instruments	—	(2)
Preferred Units embedded derivative	—	(31)
Unrealized gains (losses), net	33	(57)
Derivative instrument gains (losses), net	$53	$(62)
Derivative instrument gains and losses are recorded in “Derivative instrument gains (losses), net” under “Revenues and Other” in the Company’s statement of consolidated operations. Unrealized gains (losses) for derivative activity recorded in the statement of consolidated operations are reflected in the statement of consolidated cash flows separately as “Unrealized derivative instrument (gains) losses, net” under “Adjustments to reconcile net income to net cash provided by operating activities.”
5.    OTHER CURRENT ASSETS
The following table provides detail of the Company’s other current assets:

	March 31, 2023	December 31, 2022

	(In millions)
Inventories	$488	$427
Drilling advances	85	89
Prepaid assets and other	37	31
Current decommissioning security for sold Gulf of Mexico assets	450	450
Total Other current assets	$1,060	$997
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
The Company’s initial interest in Kinetik was measured at fair value based on the Company’s ownership of approximately 12.9 million shares of Kinetik Class A Common stock as of February 22, 2022. In March 2022, the Company sold four million of its shares of Kinetik Class A Common Stock for a loss, including underwriters fees, of $25 million, which was recorded as a component of “Gain on divestitures, net” under “Revenues and other” in the Company’s statement of consolidated operations. Refer to Note 2—Acquisitions and Divestitures for further detail.
During the second quarter of 2022, Kinetik issued a two-for-one split of its common stock. As of March 31, 2023, the Company’s ownership of 19.3 million shares represented approximately 13 percent of Kinetik’s outstanding Class A Common Stock.
During the first quarters of 2023 and 2022, the Company recorded changes in the fair value of its equity method interest in Kinetik totaling a loss of $19 million and a gain of $24 million, respectively, which were recorded as a component of “Revenues and other” in the Company’s statement of consolidated operations.

During the first quarters of 2023 and 2022, the Company recorded GPT costs for midstream services provided by Kinetik subsequent to the close of the BCP Business Combination transaction totaling $26 million and $10 million, respectively. As of March 31, 2023, the Company has recorded accrued GPT costs payable to Kinetik of approximately $18 million. In addition, the Company sold natural gas and NGLs to Kinetik during the first quarter of 2023 totaling $14 million. As of March 31, 2023, the Company has recorded receivables from Kinetik of approximately $9 million.
7.    OTHER CURRENT LIABILITIES
The following table provides detail of the Company’s other current liabilities:

	March 31, 2023	December 31, 2022

	(In millions)
Accrued operating expenses	$154	$145
Accrued exploration and development	363	333
Accrued compensation and benefits	216	514
Accrued interest	67	97
Accrued income taxes	136	90
Current asset retirement obligation	55	55
Current operating lease liability	143	167
Current decommissioning contingency for sold Gulf of Mexico properties	433	450
Other	227	292
Total Other current liabilities	$1,794	$2,143
8.    ASSET RETIREMENT OBLIGATION
The following table describes changes to the Company’s asset retirement obligation (ARO) liability:

March 31, 2023
(In millions)
Asset retirement obligation, December 31, 2022	$1,995
Liabilities incurred	5
Liabilities settled	(10)
Accretion expense	28
Asset retirement obligation, March 31, 2023	2,018
Less current portion	(55)
Asset retirement obligation, long-term	$1,963
9.    DEBT AND FINANCING COSTS
The following table presents the carrying values of the Company’s debt:

	March 31, 2023	December 31, 2022

	(In millions)
Apache notes and debentures before unamortized discount and debt issuance costs(1)	$4,835	$4,908
Syndicated credit facilities(2)	983	566
Apache finance lease obligations	34	34
Unamortized discount	(27)	(27)
Debt issuance costs	(27)	(28)
Total debt	5,798	5,453
Current maturities	(2)	(2)
Long-term debt	$5,796	$5,451
(1)    The fair values of the Apache notes and debentures were $4.2 billion at each of March 31, 2023 and December 31, 2022.
The Company uses a market approach to determine the fair values of its notes and debentures using estimates provided by an independent investment financial data services firm (a Level 2 fair value measurement).
(2)    The carrying value of borrowings on credit facilities approximates fair value because interest rates are variable and reflective of market rates.
At each of March 31, 2023 and December 31, 2022, current debt included $2 million of finance lease obligations.

During the quarter ended March 31, 2023, Apache purchased in the open market and canceled senior notes issued under its indentures in an aggregate principal amount of $74 million for an aggregate purchase price of $65 million in cash, including accrued interest and broker fees, reflecting a discount to par of an aggregate $10 million. The Company recognized a $9 million gain on these repurchases. The repurchases were partially financed by Apache’s borrowing under the Company’s US dollar-denominated revolving credit facility.
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
As of March 31, 2023, there were $983 million of borrowings and a $20 million letter of credit outstanding under the USD Agreement, and an aggregate £590 million in letters of credit outstanding under the GBP Agreement. As of December 31, 2022, there were $566 million of borrowings and a $20 million letter of credit outstanding under the USD Agreement, and an aggregate £652 million in letters of credit outstanding under the GBP Agreement. The letters of credit denominated in pounds were issued to support North Sea decommissioning obligations, the terms of which required such support after Standard & Poor’s reduced Apache’s credit rating from BBB to BB+ on March 26, 2020.
Apache, from time to time, has and uses uncommitted credit and letter of credit facilities for working capital and credit support purposes. As of March 31, 2023 and December 31, 2022, there were no outstanding borrowings under these facilities. As of March 31, 2023, there were £261 million and $17 million in letters of credit outstanding under these facilities. As of December 31, 2022, there were £199 million and $17 million in letters of credit outstanding under these facilities.

Financing Costs, Net
The following table presents the components of the Company’s financing costs, net:

	For the Quarter Ended March 31,
	2023	2022

	(In millions)
Interest expense	$88	$90
Amortization of debt issuance costs	1	2
Capitalized interest	(6)	(3)
(Gain) loss on extinguishment of debt	(9)	67
Interest income	(2)	(4)
Financing costs, net	$72	$152
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
During the first quarter of 2023, the Company’s effective income tax rate was primarily impacted by a deferred tax expense related to the remeasurement of taxes in the U.K. as a result of the enactment of Finance Act 2023 on January 10, 2023, and a decrease in the amount of valuation allowance against its U.S. deferred tax assets. During the first quarter of 2022, the Company’s effective income tax rate was primarily impacted by the gain associated with deconsolidation of Altus, the gain on sale of certain non-core mineral rights in the Delaware Basin, and a decrease in the amount of valuation allowance against its U.S. deferred tax assets.
On January 10, 2023, Finance Act 2023 was enacted, receiving Royal Assent, and included amendments to the Energy (Oil and Gas) Profits Levy Act of 2022, increasing the levy from a 25 percent rate to a 35 percent rate, effective for the period of January 1, 2023 through March 31, 2028. Under U.S. GAAP, the financial statement impact of new legislation is recorded in the period of enactment. Therefore, in the first quarter of 2023, the Company recorded a deferred tax expense of $174 million related to the remeasurement of the December 31, 2022 U.K. deferred tax liability.
On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022 (IRA). The IRA includes a new 15 percent corporate alternative minimum tax (Corporate AMT) on applicable corporations with an average annual financial statement income that exceeds $1 billion for any three consecutive years preceding the tax year at issue. The Corporate AMT is effective for tax years beginning after December 31, 2022. The Company is continuing to evaluate the provisions of the IRA and awaits further guidance from the U.S. Treasury Department to properly assess the impact of these provisions on the Company. Under the existing guidance, the Company does not believe the IRA will have a material impact for 2023.
The Company recorded a full valuation allowance against its U.S. net deferred tax assets. The Company will continue to maintain a full valuation allowance on its U.S. net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance. However, given the Company’s current and anticipated future domestic earnings, the Company believes that there is a reasonable possibility that within the next 12 months sufficient positive evidence may become available to allow the Company to reach a conclusion that a significant portion of the U.S. valuation allowance will no longer be needed. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense, which could be material, for the period the release is recorded.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income or capital taxes in various states and foreign jurisdictions. The Company’s tax reserves are related to tax years that may be subject to examination by the relevant taxing authority.

11.    COMMITMENTS AND CONTINGENCIES
Legal Matters
The Company is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls, which also may include controls related to the potential impacts of climate change. As of March 31, 2023, the Company has an accrued liability of approximately $64 million for all legal contingencies that are deemed to be probable of occurring and can be reasonably estimated. The Company’s estimates are based on information known about the matters and its experience in contesting, litigating, and settling similar matters. Although actual amounts could differ from management’s estimate, none of the actions are believed by management to involve future amounts that would be material to the Company’s financial position, results of operations, or liquidity after consideration of recorded accruals. For material matters that the Company believes an unfavorable outcome is reasonably possible, the Company has disclosed the nature of the matter and a range of potential exposure, unless an estimate cannot be made at this time. It is management’s opinion that the loss for any other litigation matters and claims that are reasonably possible to occur will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
For additional information on Legal Matters described below, refer to Note 11—Commitments and Contingencies to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
Louisiana Restoration
As more fully described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, Louisiana surface owners often file lawsuits or assert claims against oil and gas companies, including the Company, claiming that operators and working interest owners in the chain of title are liable for environmental damages on the leased premises, including damages measured by the cost of restoration of the leased premises to its original condition, regardless of the value of the underlying property. From time to time, restoration lawsuits and claims are resolved by the Company for amounts that are not material to the Company, while new lawsuits and claims are asserted against the Company. With respect to each of the pending lawsuits and claims, the amount claimed is not currently determinable or is not material. Further, the overall exposure related to these lawsuits and claims is not currently determinable. While adverse judgments against the Company are possible, the Company intends to actively defend these lawsuits and claims.
Starting in November of 2013 and continuing into 2023, several parishes in Louisiana have pending lawsuits against many oil and gas producers, including the Company. In these cases, the Parishes, as plaintiffs, allege that defendants’ oil and gas exploration, production, and transportation operations in specified fields were conducted in violation of the State and Local Coastal Resources Management Act of 1978, as amended, and applicable regulations, rules, orders, and ordinances promulgated or adopted thereunder by the Parish or the State of Louisiana. Plaintiffs allege that defendants caused substantial damage to land and water bodies located in the coastal zone of Louisiana. Plaintiffs seek, among other things, unspecified damages for alleged violations of applicable law within the coastal zone, the payment of costs necessary to clear, re-vegetate, detoxify, and otherwise restore the subject coastal zone as near as practicable to its original condition, and actual restoration of the coastal zone to its original condition. While adverse judgments against the Company might be possible, the Company intends to vigorously oppose these claims.

Apollo Exploration Lawsuit
In a case captioned Apollo Exploration, LLC, Cogent Exploration, Ltd. Co. & SellmoCo, LLC v. Apache Corporation, Cause No. CV50538 in the 385th Judicial District Court, Midland County, Texas, plaintiffs alleged damages in excess of $200 million (having previously claimed in excess of $1.1 billion) relating to purchase and sale agreements, mineral leases, and area of mutual interest agreements concerning properties located in Hartley, Moore, Potter, and Oldham Counties, Texas. The trial court entered final judgment in favor of the Company, ruling that the plaintiffs take nothing by their claims and awarding the Company its attorneys’ fees and costs incurred in defending the lawsuit. The court of appeals affirmed in part and reversed in part the trial court’s judgment thereby reinstating some of plaintiff’s claims. The Texas Supreme Court granted the Company’s petition for review and heard oral argument in October 2022. On April 28, 2023, the Texas Supreme Court reversed the court of appeals’ decision and remanded the case back to the court of appeals for further proceedings.
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

Kulp Minerals Lawsuit
On or about April 7, 2023, Apache was sued in a purported class action in New Mexico styled Kulp Minerals LLC v. Apache Corporation, Case No. D-506-CV-2023-00352 in the Fifth Judicial District. The Kulp Minerals case has not been certified and seeks to represent a group of owners allegedly owed statutory interest under New Mexico law as a result of purported late oil and gas payments. The amount of this claim is not yet reasonably determinable. The Company intends to vigorously defend against the claims asserted in this lawsuit.
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
On January 18, 2023, a case captioned Jerry Hight, Derivatively and on behalf of APA Corporation v. John J. Christmann IV et al. was filed in the 61st District Court of Harris County, Texas. Then, on February 21, 2023, a case captioned Steve Silverman, Derivatively and on behalf of Nominal Defendant APA Corp. v. John J. Christmann IV, et al. was filed in federal district court for the Southern District of Texas. Then, on April 20, 2023, a case captioned William Wessels, Derivatively and on behalf of APA Corporation v. John J. Christmann IV et al. was filed in the 151st District Court of Harris County, Texas. These cases purport to be derivative actions brought against senior management and Company directors over many of the same allegations included in the Plymouth County Retirement System matter and asserts claims of (1) breach of fiduciary duty; (2) waste of corporate assets; and (3) unjust enrichment. The defendants believe that plaintiffs’ claims lack merit and intend to vigorously defend these lawsuits.
Environmental Matters
As of March 31, 2023, the Company had an undiscounted reserve for environmental remediation of approximately $1 million.
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
The Company is not aware of any environmental claims existing as of March 31, 2023 that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity. There can be no assurance, however, that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered on the Company’s properties.

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
By letter dated April 5, 2022, replacing two prior letters dated September 8, 2021 and February 22, 2022, and by subsequent letter dated March 1, 2023, GOM Shelf notified the Bureau of Safety and Environmental Enforcement (BSEE) that it was unable to fund the decommissioning obligations that it is currently obligated to perform on certain of the Legacy GOM Assets. As a result, Apache and other current and former owners in these assets have received orders from BSEE to decommission certain of the Legacy GOM Assets included in GOM Shelf’s notifications to BSEE. Apache expects to receive similar orders on the other Legacy GOM Assets included in GOM Shelf’s notification letters. Apache has also received orders to decommission other Legacy GOM Assets that were not included in GOM Shelf’s notification letters. Further, Apache anticipates that GOM Shelf may send additional such notices to BSEE in the future and that it may receive additional orders from BSEE requiring it to decommission other Legacy GOM Assets.
As of March 31, 2023, Apache has incurred $291 million in decommissioning costs related to several Legacy GOM Assets. GOM Shelf did not, and has confirmed that it will not, reimburse Apache for these decommissioning costs. As a result, Apache has sought and will continue to seek reimbursement from its security for these costs, of which $195 million had been reimbursed from Trust A as of March 31, 2023. If GOM Shelf does not reimburse Apache for further decommissioning costs incurred with respect to Legacy GOM Assets, then Apache will continue to seek reimbursement from Trust A, to the extent of available funds, and thereafter, will seek reimbursement from the Bonds and the Letters of Credit until all such funds and securities are fully utilized. In addition, after such sources have been exhausted, Apache has agreed to provide a standby loan to GOM Shelf of up to $400 million to perform decommissioning (Standby Loan Agreement), with such standby loan secured by a first and prior lien on the Legacy GOM Assets.
If the combination of GOM Shelf’s net cash flow from its producing properties, the Trust A funds, the Bonds, and the remaining Letters of Credit are insufficient to fully fund decommissioning of any Legacy GOM Assets that Apache may be required to perform or fund, or if GOM Shelf’s net cash flow from its remaining producing properties after the Trust A funds, Bonds, and Letters of Credit are exhausted is insufficient to repay any loans made by Apache under the Standby Loan Agreement, then Apache may be forced to effectively use its available cash to fund the deficit.
As of March 31, 2023, Apache estimates that its potential liability to fund the remaining decommissioning of Legacy GOM Assets it may be ordered to perform or fund ranges from $1.1 billion to $1.3 billion on an undiscounted basis. Management does not believe any specific estimate within this range is a better estimate than any other. Accordingly, the Company has recorded a contingent liability of $1.1 billion as of March 31, 2023, representing the estimated costs of decommissioning it may be required to perform or fund on Legacy GOM Assets. Of the total liability recorded, $656 million is reflected under the caption “Decommissioning contingency for sold Gulf of Mexico properties,” and $433 million is reflected under “Other current liabilities” in the Company’s consolidated balance sheet. Changes in significant assumptions impacting Apache’s estimated liability, including expected decommissioning rig spread rates, lift boat rates, and planned abandonment logistics could result in a liability in excess of the amount accrued.

As of March 31, 2023, the Company has also recorded a $582 million asset, which represents the amount the Company expects to be reimbursed from the Trust A funds, the Bonds, and the Letters of Credit for decommissioning it may be required to perform on Legacy GOM Assets. Of the total asset recorded, $132 million is reflected under the caption “Decommissioning security for sold Gulf of Mexico properties,” and $450 million is reflected under “Other current assets.”
12.    CAPITAL STOCK
Net Income per Common Share
The following table presents a reconciliation of the components of basic and diluted net income per common share in the consolidated financial statements:

	For the Quarter Ended March 31,
	2023			2022
	Income	Shares	Per Share	Income	Shares	Per Share

	(In millions, except per share amounts)
Basic:
Income attributable to common stock	$242	311	$0.78	$1,883	346	$5.44
Effect of Dilutive Securities:
Stock options and other	$—	1	$—	$—	1	$(0.01)
Diluted:
Income attributable to common stock	$242	312	$0.78	$1,883	347	$5.43
The diluted earnings per share calculation excludes options and restricted stock units that were anti-dilutive of 2.4 million and 2.9 million during the first quarters of 2023 and 2022, respectively.
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
In the first quarter of 2023, the Company repurchased 3.7 million shares at an average price of $38.93 per share, and as of March 31, 2023, the Company had remaining authorization to repurchase up to 49 million shares. The repurchases were partially financed by APA’s borrowing under its US dollar-denominated revolving credit facility. In the first quarter of 2022, the Company repurchased 7.2 million shares at an average price of $36.08 per share. The Company is not obligated to acquire any additional shares. Shares may be purchased either in the open market or through privately negotiated transactions.
Common Stock Dividend
For the quarters ended March 31, 2023 and 2022, the Company paid $78 million and $43 million, respectively, in dividends on its common stock.
During the third quarter of 2021, the Company’s Board of Directors approved an increase in its quarterly dividend from $0.025 per share to $0.0625 per share and, in the fourth quarter of 2021, approved a further increase to $0.125 per share. During the third quarter of 2022, the Company’s Board of Directors approved a further increase to its quarterly dividend to $0.25 per share.

13.    BUSINESS SEGMENT INFORMATION
As of March 31, 2023, the Company’s consolidated subsidiaries are engaged in exploration and production (Upstream) activities across three operating segments: Egypt, North Sea, and the U.S. The Company’s Upstream business explores for, develops, and produces crude oil, natural gas, and natural gas liquids. Prior to the deconsolidation of Altus on February 22, 2022, the Company’s Midstream business was operated by ALTM, which owned, developed, and operated a midstream energy asset network in the Permian Basin of West Texas. The Company also has active exploration and planned appraisal operations ongoing in Suriname, as well as interests in the Dominican Republic and other international locations that may, over time, result in reportable discoveries and development opportunities. Financial information for each segment is presented below:

	Egypt(1)	North Sea	U.S.	Altus Midstream	Intersegment Eliminations & Other	Total
	Upstream

For the Quarter Ended March 31, 2023	(In millions)
Revenues:
Oil revenues	$629	$282	$486	$—	$—	$1,397
Natural gas revenues	93	60	89	—	—	242
Natural gas liquids revenues	—	10	120	—	—	130
Oil, natural gas, and natural gas liquids production revenues	722	352	695	—	—	1,769
Purchased oil and gas sales	—	—	239	—	—	239
	722	352	934	—	—	2,008
Operating Expenses:
Lease operating expenses	97	77	147	—	—	321
Gathering, processing, and transmission	7	11	60	—	—	78
Purchased oil and gas costs	—	—	216	—	—	216
Taxes other than income	—	—	52	—	—	52
Exploration	36	5	3	—	8	52
Depreciation, depletion, and amortization	123	58	151	—	—	332
Asset retirement obligation accretion	—	18	10	—	—	28
	263	169	639	—	8	1,079
Operating Income (Loss)(2)	$459	$183	$295	$—	$(8)	929

Other Income (Expense):
Derivative instrument gains, net						53
Gain on divestitures, net						1
Other, net						(32)
General and administrative						(65)
Transaction, reorganization, and separation						(4)
Financing costs, net						(72)
Income Before Income Taxes						$810

Total Assets(3)	$3,334	$1,836	$7,525	$—	$518	$13,213

	Egypt(1)	North Sea	U.S.	Altus Midstream	Intersegment Eliminations & Other	Total(4)
	Upstream

For the Quarter Ended March 31, 2022	(In millions)
Revenues:
Oil revenues	$790	$328	$599	$—	$—	$1,717
Natural gas revenues	98	99	183	—	—	380
Natural gas liquids revenues	3	16	207	—	(3)	223
Oil, natural gas, and natural gas liquids production revenues	891	443	989	—	(3)	2,320
Purchased oil and gas sales	—	—	344	5	—	349
Midstream service affiliate revenues	—	—	—	16	(16)	—
	891	443	1,333	21	(19)	2,669
Operating Expenses:
Lease operating expenses	131	96	118	—	(1)	344
Gathering, processing, and transmission	5	12	77	5	(18)	81
Purchased oil and gas costs	—	—	351	—	—	351
Taxes other than income	—	—	67	3	—	70
Exploration	15	5	4	—	18	42
Depreciation, depletion, and amortization	97	62	130	2	—	291
Asset retirement obligation accretion	—	20	8	1	—	29
	248	195	755	11	(1)	1,208
Operating Income (Loss)(2)	$643	$248	$578	$10	$(18)	1,461

Other Income (Expense):
Derivative instrument losses, net						(62)
Gain on divestitures, net						1,176
Other, net						45
General and administrative						(156)
Transaction, reorganization, and separation						(14)
Financing costs, net						(152)
Income Before Income Taxes						$2,298

Total Assets(3)	$2,966	$2,169	$6,878	$—	$463	$12,476
(1)Includes revenue from non-customers for the quarters ended March 31, 2023 and 2022 of:

	For the Quarter Ended March 31,
	2023	2022

	(In millions)
Oil	$172	$250
Natural gas	26	31
Natural gas liquids	—	1
(2)Operating income of U.S. and North Sea includes leasehold impairments of $2 million and $3 million, respectively, for the first quarter of 2023.
Operating income of U.S. and Egypt includes leasehold impairments of $3 million and $1 million, respectively, for the first quarter of 2022.
(3)Intercompany balances are excluded from total assets.
(4)Includes noncontrolling interests in Egypt and in Altus prior to deconsolidation.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion relates to APA Corporation (APA or the Company) and its consolidated subsidiaries and should be read together with the Company’s Consolidated Financial Statements and accompanying notes included in Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q, as well as related information set forth in the Company’s Consolidated Financial Statements, accompanying Notes to Consolidated Financial Statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Overview
APA is an independent energy company that owns consolidated subsidiaries that explore for, develop, and produce natural gas, crude oil, and natural gas liquids (NGLs). The Company’s upstream business currently has exploration and production operations in three geographic areas: the U.S., Egypt, and offshore the U.K. in the North Sea (North Sea). APA also has active exploration and appraisal operations ongoing in Suriname, as well as interests in the Dominican Republic and other international locations that may, over time, result in reportable discoveries and development opportunities. As a holding company, APA Corporation’s primary assets are its ownership interests in its subsidiaries. Prior to the BCP Business Combination (as defined in the Notes to the Company’s Consolidated Financial Statements set forth in Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q), the Company’s midstream business was operated by Altus Midstream Company (ALTM) through its subsidiary Altus Midstream LP (collectively, Altus). Altus owned, developed, and operated a midstream energy asset network in the Permian Basin of West Texas.
APA believes energy underpins global progress, and the Company wants to be a part of the conversation and solution as society works to meet growing global demand for reliable and affordable energy. APA strives to meet those challenges while creating value for all its stakeholders.
Early in 2020, impacts of the coronavirus disease 2019 (COVID-19) pandemic and related governmental actions began to exert significant downward pressure on crude oil and natural gas prices. Since that time, commodity prices worldwide have largely rebounded; however, uncertainties in the global supply chain and financial markets, including the impact of inflation, rising interest rates, the conflict in Ukraine, and actions taken by foreign oil and gas producing nations, including OPEC+, continue to impact oil supply and demand and contribute to commodity price volatility. Despite these uncertainties, the Company remains committed to its longer-term objectives: (1) to maintain a balanced asset portfolio, including advancement of ongoing exploration and appraisal activities offshore Suriname; (2) to invest for long-term returns over production growth; and (3) to budget conservatively to generate cash flow in excess of its upstream exploration, appraisal, and development capital program that can be directed to debt reduction, share repurchases, and other return of capital to its shareholders. The Company continues to aggressively manage its cost structure regardless of the oil price environment and closely monitors hydrocarbon pricing fundamentals to reallocate capital as part of its ongoing planning process. For additional detail on the Company’s forward capital investment outlook, refer to “Capital Resources and Liquidity” below.
In the first quarter of 2023, the Company reported net income attributable to common stock of $242 million, or $0.78 per diluted share, compared to a net income of $1.9 billion, or $5.43 per diluted share, in the first quarter of 2022. Results from the first quarter of 2022 included approximately $1.2 billion of transaction gains recognized for divesting certain non-core mineral rights in the Delaware Basin and completing the BCP Business Combination. In addition, net income for the first quarter of 2023 was impacted by lower revenues attributable to lower realized commodity prices when compared to the prior-year period.
The Company generated $335 million of cash from operating activities during the first three months of 2023, 62 percent lower than the first three months of 2022. APA’s lower operating cash flows for the first three months of 2023 were driven by lower commodity prices and associated revenues and the timing of working capital items. The Company also repurchased 3.7 million shares of its common stock for $142 million during the first three months of 2023. The Company had $154 million of cash on hand at March 31, 2023.
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
•Beginning in the fourth quarter of 2021 and through the end of the first quarter of 2023, the Company has repurchased 71.1 million shares of the Company’s common stock. As of March 31, 2023, the Company had remaining authorization to repurchase up to 49 million shares under the Company’s share repurchase programs.
APA’s diverse asset portfolio and operational flexibility provide it the ability to timely respond to near-term price volatility and effectively manage its investment programs accordingly. In response to prevailing weakness in Waha natural gas prices, the Company is ramping down planned Alpine High activity over the remainder of the year. This will result in a reduction of the Company’s upstream capital investment of approximately $100 million, for a full-year capital investment totaling approximately $1.9 billion to $2.0 billion. The Company does not expect this capital reduction to have a material impact on the Company’s 2023 U.S. production guidance.
Operational Highlights
Key operational highlights for the quarter include:
United States
•Daily boe production from the Company’s U.S. assets accounted for 51 percent of its total production during the first quarter of 2023. The Company averaged five drilling rigs in the U.S. during the quarter, including two rigs in the Southern Midland Basin and three rigs in the Delaware Basin. The Company’s core Midland Basin development program and recently acquired properties in the Texas Delaware Basin continue to represent key growth areas for the U.S. assets.
International
•In Egypt, the Company averaged 17 drilling rigs and drilled 19 new productive wells during the first quarter of 2023. First quarter 2023 gross equivalent production in the Company’s Egypt assets decreased 1 percent from the first quarter of 2022, and net production decreased 2 percent. The Company increased drilling and workover activity throughout the past year with a heavier focus on oil prospects. As a result, gross and net oil production for the first three months of 2023 increased approximately 5 percent and 3 percent, respectively, when compared to the first three months of 2022.
•The Company averaged two rigs in the North Sea during the first quarter of 2023. Production increased at Beryl and Forties during the first quarter of 2023 following the completion of maintenance activities at the end of 2022 and improved facility operating efficiency compared to the prior year. The Company will release the Ocean Patriot semi-submersible drilling rig around mid-year 2023, once it completes its scheduled drilling campaign in the North Sea, and thereafter, the associated investment capital will be reallocated to other areas.
•Suriname activity in the first half of 2023 is focused on appraising the Krabdagu discovery in Block 58. The first appraisal well was recently completed, and a second appraisal well is currently being drilled.

Results of Operations
Oil, Natural Gas, and Natural Gas Liquids Production Revenues
Revenue
The Company’s production revenues and respective contribution to total revenues by country were as follows:

	For the Quarter Ended March 31,
	2023		2022
	$ Value	% Contribution	$ Value	% Contribution

	($ in millions)
Oil Revenues:
United States	$486	35%	$599	35%
Egypt(1)	629	45%	790	46%
North Sea	282	20%	328	19%
Total(1)	$1,397	100%	$1,717	100%

Natural Gas Revenues:
United States	$89	37%	$183	48%
Egypt(1)	93	38%	98	26%
North Sea	60	25%	99	26%
Total(1)	$242	100%	$380	100%

NGL Revenues:
United States	$120	92%	$204	91%
Egypt(1)	—	—%	3	2%
North Sea	10	8%	16	7%
Total(1)	$130	100%	$223	100%

Oil and Gas Revenues:
United States	$695	39%	$986	43%
Egypt(1)	722	41%	891	38%
North Sea	352	20%	443	19%
Total(1)	$1,769	100%	$2,320	100%
(1)    Includes revenues attributable to a noncontrolling interest in Egypt.

Production
The Company’s production volumes by country were as follows:

	For the Quarter Ended March 31,
	2023	Increase (Decrease)	2022
Oil Volume (b/d)
United States	71,888	3%	69,636
Egypt(1)(2)	87,795	3%	85,018
North Sea	37,502	6%	35,242
Total	197,185	4%	189,896

Natural Gas Volume (Mcf/d)
United States	441,527	(8)%	477,637
Egypt(1)(2)	356,350	(8)%	386,577
North Sea	40,360	5%	38,466
Total	838,237	(7)%	902,680

NGL Volume (b/d)
United States	56,103	(9)%	61,711
Egypt(1)(2)	—	NM	491
North Sea	1,255	(16)%	1,498
Total	57,358	(10)%	63,700

BOE per day(3)
United States	201,580	(4)%	210,953
Egypt(1)(2)	147,186	(2)%	149,938
North Sea(4)	45,483	5%	43,151
Total	394,249	(2)%	404,042
(1)    Gross oil, natural gas, and NGL production in Egypt were as follows:

	For the Quarter Ended March 31,
	2023	2022
Oil (b/d)	140,764	134,397
Natural Gas (Mcf/d)	545,049	597,812
NGL (b/d)	—	735
(2)    Includes net production volumes per day attributable to a noncontrolling interest in Egypt of:

	For the Quarter Ended March 31,
	2023	2022
Oil (b/d)	29,294	28,328
Natural Gas (Mcf/d)	118,903	128,764
NGL (b/d)	—	164
(3)    The table shows production on a boe basis in which natural gas is converted to an equivalent barrel of oil based on a 6:1 energy equivalent ratio. This ratio is not reflective of the price ratio between the two products.
(4)    Average sales volumes from the North Sea for the first quarters of 2023 and 2022 were 46,632 boe/d and 43,668 boe/d, respectively. Sales volumes may vary from production volumes as a result of the timing of liftings.
NM — Not Meaningful

Pricing
The Company’s average selling prices by country were as follows:

	For the Quarter Ended March 31,
	2023	Increase (Decrease)	2022
Average Oil Price – Per barrel
United States	$75.17	(21)%	$95.58
Egypt	79.58	(23)%	103.22
North Sea	81.57	(20)%	102.20
Total	78.37	(22)%	100.23

Average Natural Gas Price – Per Mcf
United States	$2.24	(47)%	$4.25
Egypt	2.89	2%	2.83
North Sea	17.58	(46)%	32.35
Total	3.22	(31)%	4.70

Average NGL Price – Per barrel
United States	$23.79	(35)%	$36.67
Egypt	—	NM	77.81
North Sea	56.92	(24)%	74.64
Total	24.84	(35)%	38.33
NM — Not Meaningful
First-Quarter 2023 compared to First-Quarter 2022
Crude Oil Crude oil revenues for the first quarter of 2023 totaled $1.4 billion, a $320 million decrease from the comparative 2022 quarter. A 22 percent decrease in average realized prices decreased first-quarter 2023 oil revenues by $374 million compared to the prior-year quarter, while 4 percent higher average daily production increased revenues by $54 million. Crude oil revenues accounted for 79 percent of total oil and gas production revenues and 50 percent of worldwide production in the first quarter of 2023. Crude oil prices realized in the first quarter of 2023 averaged $78.37 per barrel, compared with $100.23 per barrel in the comparative prior-year quarter.
The Company’s worldwide oil production increased 7.3 Mb/d to 197.2 Mb/d during the first quarter of 2023 from the comparative prior-year period, primarily a result of property acquisitions in the U.S., increased drilling activity, and recompletions, partially offset by natural production decline across all assets.
Natural Gas Gas revenues for the first quarter of 2023 totaled $242 million, a $138 million decrease from the comparative 2022 quarter. A 31 percent decrease in average realized prices decreased first-quarter 2023 natural gas revenues by $120 million compared to the prior-year quarter, while 7 percent lower average daily production decreased revenues by $18 million. Natural gas revenues accounted for 14 percent of total oil and gas production revenues and 35 percent of worldwide production during the first quarter of 2023. The Company’s worldwide natural gas production decreased 64.4 MMcf/d to 838 MMcf/d during the first quarter of 2023 from the comparative prior-year period, primarily a result of natural production decline across all assets, partially offset by increased drilling activity and recompletions.
NGL NGL revenues for the first quarter of 2023 totaled $130 million, a $93 million decrease from the comparative 2022 quarter. A 35 percent decrease in average realized prices decreased first-quarter 2023 NGL revenues by $78 million compared to the prior-year quarter, while 10 percent lower average daily production decreased revenues by $15 million. NGL revenues accounted for 7 percent of total oil and gas production revenues and 15 percent of worldwide production during the first quarter of 2023. The Company’s worldwide NGL production decreased 6.3 Mb/d to 57.4 Mb/d during the first quarter of 2023 from the comparative prior-year period, primarily a result of natural production decline, partially offset by increased drilling activity and recompletions.

Altus Midstream Revenues
Prior to the BCP Business Combination and associated deconsolidation of Altus on February 22, 2022, Altus Midstream’s services revenues generated through its fee-based contractual arrangements with the Company totaled $16 million during the first quarter of 2022. These revenues were eliminated upon consolidation.
Purchased Oil and Gas Sales
Purchased oil and gas sales represent volumes primarily attributable to transport, fuel, and physical in-basin gas purchases that were sold by the Company to fulfill natural gas takeaway obligations. Sales related to these purchased volumes totaled $239 million and $349 million during the first quarters of 2023 and 2022, respectively. Purchased oil and gas sales were offset by associated purchase costs of $216 million and $351 million during the first quarters of 2023 and 2022, respectively. Gross purchased oil and gas sales values were lower in the first quarter primarily due to lower average natural gas prices in the first quarter of 2023 compared to the prior-year period.
Operating Expenses
The Company’s operating expenses were as follows:

	For the Quarter Ended March 31,
	2023	2022

	(In millions)
Lease operating expenses	$321	$344
Gathering, processing, and transmission	78	81
Purchased oil and gas costs	216	351
Taxes other than income	52	70
Exploration	52	42
General and administrative	65	156
Transaction, reorganization, and separation	4	14
Depreciation, depletion, and amortization:
Oil and gas property and equipment	325	278
Gathering, processing, and transmission assets	2	5
Other assets	5	8
Asset retirement obligation accretion	28	29
Financing costs, net	72	152
Total Operating Expenses	$1,220	$1,530
Lease Operating Expenses (LOE)
LOE decreased $23 million in the first quarter of 2023 from the comparative prior-year period. On a per-unit basis, LOE decreased 5 percent in the first quarter of 2023 from the comparative prior-year period. The decrease was primarily driven by the impact from changes in foreign currency exchange rates against the US dollar and mark-to-market adjustments for cash-based stock compensation expense resulting from changes in the Company’s stock price. These decreases were partially offset by overall higher labor costs, chemical and other operating costs trending with global inflation and increased workover activity in the U.S.

Gathering, Processing, and Transmission (GPT)
The Company’s GPT expenses were as follows:

	For the Quarter Ended March 31,
	2023	2022

	(In millions)
Third-party processing and transmission costs	$52	$66
Midstream service costs – ALTM	—	18
Midstream service costs – Kinetik	26	10
Upstream processing and transmission costs	78	94
Midstream operating expenses	—	5
Intersegment eliminations	—	(18)
Total Gathering, processing, and transmission	$78	$81
GPT costs decreased $3 million in the first quarter of 2023 from the comparative prior-year period, the result of lower upstream processing and transmission costs, partially offset by impacts of the BCP Business Combination. Upstream processing and transmission costs decreased $16 million in the first quarter of 2023 from the comparative prior-year period, primarily driven by a decrease in production volumes when compared to the prior-year period. Costs for services provided by ALTM in the first quarter of 2022 and prior to the BCP Business Combination totaling $18 million were eliminated in the Company’s consolidated financial statements and reflected as “Intersegment eliminations” in the table above. Subsequent to the BCP Business Combination and the Company’s deconsolidation of Altus on February 22, 2022, these midstream services continue to be provided by Kinetik Holdings Inc. (Kinetik) but are no longer eliminated. Midstream services provided by Kinetik totaled $26 million and $10 million in the first quarters of 2023 and 2022, respectively.
Purchased Oil and Gas Costs
Purchased oil and gas costs totaled $216 million during the first quarter of 2023 compared to $351 million during the first quarter of 2022. Purchased oil and gas costs were offset by associated purchase sales of $239 million during the first quarter of 2023 compared to $349 million during the first quarter of 2022, as discussed above.
Taxes Other Than Income
Taxes other than income decreased $18 million from the first quarter of 2022 primarily from lower severance taxes driven by lower commodity prices as compared to the prior-year period.
Exploration Expenses
The Company’s exploration expenses were as follows:

	For the Quarter Ended March 31,
	2023	2022

	(In millions)
Unproved leasehold impairments	$5	$4
Dry hole expense	30	5
Geological and geophysical expense	1	15
Exploration overhead and other	16	18
Total Exploration	$52	$42
Exploration expenses for the first quarter of 2023 increased $10 million from the first quarter of 2022 primarily the result of higher dry hole expenses in Egypt, partially offset by a decrease in geological and geophysical expense and exploration overhead.
General and Administrative (G&A) Expenses
G&A expenses decreased $91 million compared to the first quarter of 2022. The decrease in expenses for the first quarter of 2023 compared to the prior-year period was primarily driven by lower cash-based stock compensation expense resulting from changes in the Company’s stock price.

Transaction, Reorganization, and Separation (TRS) Costs
TRS costs decreased $10 million from the first quarter of 2022. The decrease in costs during the first quarter of 2023 compared to the prior-year period was primarily a result of transaction costs from the BCP Business Combination in the first quarter of 2022.
Depreciation, Depletion, and Amortization (DD&A)
DD&A expenses on the Company’s oil and gas properties increased $47 million from the first quarter of 2022. The Company’s DD&A rate on its oil and gas properties increased $1.49 per boe from the first quarter of 2022 driven by general cost inflation. The increase on an absolute basis was also impacted by an increase in capital investment activity in Egypt and acquisitions in the U.S. over the past year.
Financing Costs, Net
The Company’s Financing costs were as follows:

	For the Quarter Ended March 31,
	2023	2022

	(In millions)
Interest expense	$88	$90
Amortization of debt issuance costs	1	2
Capitalized interest	(6)	(3)
(Gain) loss on extinguishment of debt	(9)	67
Interest income	(2)	(4)
Total Financing costs, net	$72	$152
Net financing costs decreased $80 million from the first quarter of 2022, primarily the result of losses incurred on the extinguishment of debt during the first quarter of 2022 and gains on extinguishment of debt in the first quarter of 2023.
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
During the first quarter of 2023, the Company’s effective income tax rate was primarily impacted by a deferred tax expense related to the remeasurement of taxes in the U.K. as a result of the enactment of Finance Act 2023 on January 10, 2023, and a decrease in the amount of valuation allowance against its U.S. deferred tax assets. During the first quarter of 2022, the Company’s effective income tax rate was primarily impacted by the gain associated with deconsolidation of Altus, the gain on sale of certain non-core mineral rights in the Delaware Basin, and a decrease in the amount of valuation allowance against its U.S. deferred tax assets.
On January 10, 2023, Finance Act 2023 was enacted, receiving Royal Assent, and included amendments to the Energy (Oil and Gas) Profits Levy Act of 2022, increasing the levy from a 25 percent rate to a 35 percent rate, effective for the period of January 1, 2023 through March 31, 2028. Under U.S. GAAP, the financial statement impact of new legislation is recorded in the period of enactment. Therefore, in the first quarter of 2023, the Company recorded a deferred tax expense of $174 million related to the remeasurement of the December 31, 2022 U.K. deferred tax liability.
On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022 (IRA). The IRA includes a new 15 percent corporate alternative minimum tax (Corporate AMT) on applicable corporations with an average annual financial statement income that exceeds $1 billion for any three consecutive years preceding the tax year at issue. The Corporate AMT is effective for tax years beginning after December 31, 2022. The Company is continuing to evaluate the provisions of the IRA and awaits further guidance from the U.S. Treasury Department to properly assess the impact of these provisions on the Company. Under the existing guidance, the Company does not believe the IRA will have a material impact for 2023.

The Company recorded a full valuation allowance against its U.S. net deferred tax assets. The Company will continue to maintain a full valuation allowance on its U.S. net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance. However, given the Company’s current and anticipated future domestic earnings, the Company believes that there is a reasonable possibility that within the next 12 months sufficient positive evidence may become available to allow the Company to reach a conclusion that a significant portion of the U.S. valuation allowance will no longer be needed. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense, which could be material, for the period the release is recorded.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income or capital taxes in various states and foreign jurisdictions. The Company’s tax reserves are related to tax years that may be subject to examination by the relevant taxing authority.
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
The Company expects its full-year estimated upstream capital investment to be approximately $2.0 billion and remains committed to its capital return framework established in 2021 for equity holders to participate more directly and materially in cash returns through dividends and share repurchases.
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
For additional information, refer to Part I, Items 1 and 2—Business and Properties, and Item 1A—Risk Factors, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Sources and Uses of Cash
The following table presents the sources and uses of the Company’s cash and cash equivalents for the periods presented:

	For the Three Months Ended March 31,
	2023	2022

	(In millions)
Sources of Cash and Cash Equivalents:
Net cash provided by operating activities	$335	$891
Proceeds from revolving credit facilities, net	417	338
Proceeds from asset divestitures	21	767
Proceeds from sale of Kinetik shares	—	224
Total Sources of Cash and Cash Equivalents	773	2,220
Uses of Cash and Cash Equivalents:
Additions to upstream oil and gas property	$543	$358
Leasehold and property acquisitions	6	20
Payments on Apache fixed-rate debt	65	1,370
Dividends paid to APA common stockholders	78	43
Distributions to noncontrolling interest - Egypt	17	69
Treasury stock activity, net	142	261
Deconsolidation of Altus cash and cash equivalents	—	143
Other, net	13	24
Total Uses of Cash and Cash Equivalents	864	2,288
Decrease in cash and cash equivalents	$(91)	$(68)
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
Net cash provided by operating activities during the first three months of 2023 totaled $335 million, down $556 million from the first three months of 2022, primarily the result of lower commodity prices and associated revenues and timing of working capital items.
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
Proceeds from Revolving Credit Facilities, Net As of March 31, 2023, outstanding borrowings under the Company’s U.S. dollar denominated syndicated credit facility were $983 million, an increase of $417 million since December 31, 2022. As of March 31, 2022, outstanding borrowings under Apache’s former syndicated credit facility were $880 million, an increase of $338 million since December 31, 2021.
Proceeds from Asset Divestitures The Company received $21 million and $767 million in proceeds from the divestiture of certain non-core assets during the first three months of 2023 and 2022, respectively. The Company also received $224 million of cash proceeds from the sale of four million of its shares in Kinetik during the first three months of 2022. For more information regarding the Company’s acquisitions and divestitures, refer to Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Uses of Cash and Cash Equivalents
Additions to Upstream Oil & Gas Property Exploration and development cash expenditures were $543 million and $358 million during the first three months of 2023 and 2022, respectively. The increase in capital investment is reflective of the increase in the Company’s capital program that has gradually increased over the past year, in-line with operating cash flows. The Company operated an average of 26 drilling rigs during the first quarter of 2023, compared to an average of 17 drilling rigs during the first quarter of 2022.
Leasehold and Property Acquisitions During the first three months of 2023 and 2022, the Company completed leasehold and property acquisitions, primarily in the Permian Basin, for total cash consideration of $6 million and $20 million, respectively.
Payments on Apache Fixed-Rate Debt During the quarter ended March 31, 2023, Apache purchased in the open market and canceled senior notes issued under its indentures in an aggregate principal amount of $74 million for an aggregate purchase price of $65 million in cash, including accrued interest and broker fees, reflecting a discount to par of an aggregate $10 million. The Company recognized a $9 million gain on these repurchases. The repurchases were partially financed by Apache’s borrowing under the Company’s US dollar-denominated revolving credit facility.
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
Dividends Paid to APA Common Stockholders The Company paid $78 million and $43 million during the first three months of 2023 and 2022, respectively, for dividends on its common stock. During the third quarter of 2021, the Company’s Board of Directors approved an increase in its quarterly dividend per share from $0.025 to $0.0625 and, in the fourth quarter of 2021, a further increase to $0.125 per share. During the third quarter of 2022, the Company’s Board of Directors approved a further increase to its quarterly dividend to $0.25 per share.
Distributions to Noncontrolling Interest - Egypt Sinopec International Petroleum Exploration and Production Corporation (Sinopec) holds a one-third minority participation interest in the Company’s oil and gas operations in Egypt. The Company paid $17 million and $69 million during the first three months of 2023 and 2022, respectively, in cash distributions to Sinopec.
Treasury Stock Activity, net In the first three months of 2023, the Company repurchased 3.7 million shares at an average price of $38.93 per share totaling $142 million, and as of March 31, 2023, the Company had remaining authorization to repurchase 49 million shares. In the first quarter of 2022, the Company repurchased 7.2 million shares at an average price of $36.08 per share totaling $261 million.

Liquidity
The following table presents a summary of the Company’s key financial indicators:

	March 31, 2023	December 31, 2022

	(In millions)
Cash and cash equivalents	$154	$245
Total debt – APA and Apache	5,798	5,453
Total equity	1,433	1,345
Available committed borrowing capacity under syndicated credit facilities	1,919	2,238
Cash and Cash Equivalents As of March 31, 2023, the Company had $154 million in cash and cash equivalents. The majority of the Company’s cash is invested in highly liquid, investment-grade instruments with maturities of three months or less at the time of purchase.
Debt As of March 31, 2023, the Company had $5.8 billion in total debt outstanding, which consisted of notes and debentures of Apache, credit facility borrowings, and finance lease obligations. As of March 31, 2023, current debt included $2 million of finance lease obligations.
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
As of March 31, 2023, there were $983 million of borrowings and a $20 million letter of credit outstanding under the USD Agreement, and an aggregate £590 million in letters of credit outstanding under the GBP Agreement. As of December 31, 2022, there were $566 million of borrowings and a $20 million letter of credit outstanding under the USD Agreement, and an aggregate £652 million in letters of credit outstanding under the GBP Agreement. The letters of credit denominated in pounds were issued to support North Sea decommissioning obligations, the terms of which required such support after Standard & Poor’s reduced Apache’s credit rating from BBB to BB+ on March 26, 2020.
Uncommitted Credit Facilities Apache, from time to time, has and uses uncommitted credit and letter of credit facilities for working capital and credit support purposes. As of March 31, 2023 and December 31, 2022, there were no outstanding borrowings under these facilities. As of March 31, 2023 there were £261 million and $17 million in letters of credit outstanding under these facilities. As of December 31, 2022, there were £199 million and $17 million in letters of credit outstanding under these facilities.
Off-Balance Sheet Arrangements The Company enters into customary agreements in the oil and gas industry for drilling rig commitments, firm transportation agreements, and other obligations that may not be recorded on the Company’s consolidated balance sheet. For more information regarding these and other contractual arrangements, please refer to “Contractual Obligations” in Part II, Item 7 of APA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no material changes to the contractual obligations described therein.

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
By letter dated April 5, 2022, replacing two prior letters dated September 8, 2021 and February 22, 2022, and by subsequent letter dated March 1, 2023, GOM Shelf notified the Bureau of Safety and Environmental Enforcement (BSEE) that it was unable to fund the decommissioning obligations that it is currently obligated to perform on certain of the Legacy GOM Assets. As a result, Apache and other current and former owners in these assets have received orders from BSEE to decommission certain of the Legacy GOM Assets included in GOM Shelf’s notifications to BSEE. Apache expects to receive similar orders on the other Legacy GOM Assets included in GOM Shelf’s notification letters. Apache has also received orders to decommission other Legacy GOM Assets that were not included in GOM Shelf’s notification letters. Further, Apache anticipates that GOM Shelf may send additional such notices to BSEE in the future and that it may receive additional orders from BSEE requiring it to decommission other Legacy GOM Assets.
As of March 31, 2023, Apache has incurred $291 million in decommissioning costs related to several Legacy GOM Assets. GOM Shelf did not, and has confirmed that it will not, reimburse Apache for these decommissioning costs. As a result, Apache has sought and will continue to seek reimbursement from its security for these costs, of which $195 million had been reimbursed from Trust A as of March 31, 2023. If GOM Shelf does not reimburse Apache for further decommissioning costs incurred with respect to Legacy GOM Assets, then Apache will continue to seek reimbursement from Trust A, to the extent of available funds, and thereafter, will seek reimbursement from the Bonds and the Letters of Credit until all such funds and securities are fully utilized. In addition, after such sources have been exhausted, Apache has agreed to provide a standby loan to GOM Shelf of up to $400 million to perform decommissioning (Standby Loan Agreement), with such standby loan secured by a first and prior lien on the Legacy GOM Assets.
If the combination of GOM Shelf’s net cash flow from its producing properties, the Trust A funds, the Bonds, and the remaining Letters of Credit are insufficient to fully fund decommissioning of any Legacy GOM Assets that Apache may be required to perform or fund, or if GOM Shelf’s net cash flow from its remaining producing properties after the Trust A funds, Bonds, and Letters of Credit are exhausted is insufficient to repay any loans made by Apache under the Standby Loan Agreement, then Apache may be forced to effectively use its available cash to fund the deficit.

As of March 31, 2023, Apache estimates that its potential liability to fund the remaining decommissioning of Legacy GOM Assets it may be ordered to perform or fund ranges from $1.1 billion to $1.3 billion on an undiscounted basis. Management does not believe any specific estimate within this range is a better estimate than any other. Accordingly, the Company has recorded a contingent liability of $1.1 billion as of March 31, 2023, representing the estimated costs of decommissioning it may be required to perform or fund on Legacy GOM Assets. Of the total liability recorded, $656 million is reflected under the caption “Decommissioning contingency for sold Gulf of Mexico properties,” and $433 million is reflected under “Other current liabilities” in the Company’s consolidated balance sheet. Changes in significant assumptions impacting Apache’s estimated liability, including expected decommissioning rig spread rates, lift boat rates, and planned abandonment logistics could result in a liability in excess of the amount accrued.
As of March 31, 2023, the Company has also recorded a $582 million asset, which represents the amount the Company expects to be reimbursed from the Trust A funds, the Bonds, and the Letters of Credit for decommissioning it may be required to perform on Legacy GOM Assets. Of the total asset recorded, $132 million is reflected under the caption “Decommissioning security for sold Gulf of Mexico properties,” and $450 million is reflected under “Other current assets.”
Critical Accounting Estimates
The Company prepares its financial statements and accompanying notes in conformity with accounting principles generally accepted in the U.S., which require management to make estimates and assumptions about future events that affect reported amounts in the financial statements and the accompanying notes. The Company identifies certain accounting policies involving estimation as critical accounting estimates based on, among other things, their impact on the portrayal of the Company’s financial condition, results of operations, or liquidity, as well as the degree of difficulty, subjectivity, and complexity in their deployment. Critical accounting estimates address accounting matters that are inherently uncertain due to unknown future resolution of such matters. Management routinely discusses the development, selection, and disclosure of each critical accounting estimate. For a discussion of the Company’s most critical accounting estimates, please see the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Some of the more significant estimates include reserve estimates, oil and gas exploration costs, offshore decommissioning contingency, long-lived asset impairments, asset retirement obligations, and income taxes.
New Accounting Pronouncements
There were no material changes in recently issued or adopted accounting standards from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Commodity Price Risk
The Company’s revenues, earnings, cash flow, capital investments and, ultimately, future rate of growth are highly dependent on the prices the Company receives for its crude oil, natural gas, and NGLs, which have historically been very volatile because of unpredictable events such as economic growth or retraction, weather, political climate, and global supply and demand. The Company continually monitors its market risk exposure, as oil and gas supply and demand are impacted by uncertainties in the commodity and financial markets associated with the conflict in Ukraine, actions taken by foreign oil and gas producing nations, including OPEC+, global inflation, and other current events.
The Company’s average crude oil price realizations decreased 22 percent from $100.23 per barrel to $78.37 per barrel during the first quarters of 2022 and 2023, respectively. The Company’s average natural gas price realizations decreased 31 percent from $4.70 per Mcf to $3.22 per Mcf during the first quarters of 2022 and 2023, respectively. The Company’s average NGL price realizations decreased 35 percent from $38.33 per barrel to $24.84 per barrel during the first quarters of 2022 and 2023, respectively. Based on average daily production for the first quarter of 2023, a $1.00 per barrel change in the weighted average realized oil price would have increased or decreased revenues for the quarter by approximately $18 million, a $0.10 per Mcf change in the weighted average realized natural gas price would have increased or decreased revenues for the quarter by approximately $8 million, and a $1.00 per barrel change in the weighted average realized NGL price would have increased or decreased revenues for the quarter by approximately $5 million.

The Company periodically enters into derivative positions on a portion of its projected crude oil and natural gas production through a variety of financial and physical arrangements intended to manage fluctuations in cash flows resulting from changes in commodity prices. Such derivative positions may include the use of futures contracts, swaps, and/or options. The Company does not hold or issue derivative instruments for trading purposes. As of March 31, 2023, the Company had open natural gas derivatives not designated as cash flow hedges in a net liability position with a fair value of $11 million. A 10 percent increase in gas prices would result in a net derivative liability position with a fair value of $23 million, while a 10 percent decrease in prices would result in a net derivative asset position with a fair value of $1 million. These fair value changes assume volatility based on prevailing market parameters as of March 31, 2023. Refer to Note 4—Derivative Instruments and Hedging Activities in the Notes to Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for notional volumes and terms with the Company’s derivative contracts.
Interest Rate Risk
As of March 31, 2023, the Company had $4.8 billion, net, in outstanding notes and debentures, all of which was fixed-rate debt, with a weighted average interest rate of 5.34 percent. Although near-term changes in interest rates may affect the fair value of fixed-rate debt, such changes do not expose the Company to the risk of earnings or cash flow loss associated with that debt.
The Company is also exposed to interest rate risk related to its interest-bearing cash and cash equivalents balances and amounts outstanding under its syndicated credit facilities. As of March 31, 2023, the Company had approximately $154 million in cash and cash equivalents, approximately 68 percent of which was invested in money market funds and short-term investments with major financial institutions. As of March 31, 2023, there were $983 million of borrowings outstanding under the Company’s syndicated revolving credit facilities. Changes in the interest rate applicable to short-term investments and credit facility borrowings are expected to have an immaterial impact on earnings and cash flows but could impact interest costs associated with future debt issuances or any future borrowings.
Foreign Currency Exchange Rate Risk
The Company’s cash activities relating to certain international operations is based on the U.S. dollar equivalent of cash flows measured in foreign currencies. The Company’s North Sea production is sold under U.S. dollar contracts, while the majority of costs incurred are paid in British pounds. The Company’s Egypt production is sold under U.S. dollar contracts, and the majority of costs incurred are denominated in U.S. dollars. Transactions denominated in British pounds are converted to U.S. dollar equivalents based on the average exchange rates during the period. The Company monitors foreign currency exchange rates of countries in which it is conducting business and may, from time to time, implement measures to protect against foreign currency exchange rate risk.
Foreign currency gains and losses also arise when monetary assets and monetary liabilities denominated in foreign currencies are translated at the end of each month. Foreign currency gains and losses are included as either a component of “Other” under “Revenues and Other” or, as is the case when the Company re-measures its foreign tax liabilities, as a component of the Company’s provision for income tax expense on the statement of consolidated operations. Foreign currency net gain or loss of $4 million would result from a 10 percent weakening or strengthening, respectively, in the British pound as of March 31, 2023.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Company’s Chief Executive Officer and President, in his capacity as principal executive officer, and Stephen J. Riney, the Company’s Executive Vice President and Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2023, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that the information the Company is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
Refer to Part I, Item 3—Legal Proceedings of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and Note 11—Commitments and Contingencies in the Notes to the Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q (which is hereby incorporated by reference herein), for a description of material legal proceedings.
ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors disclosed in Part I, Item 1A—Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Given the nature of its business, Apache Corporation may be subject to different or additional risks than those applicable to the Company. For a description of these risks, refer to the disclosures in Apache Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 and Apache Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information on shares of common stock repurchased by the Company during the quarter ended March 31, 2023:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 to January 31, 2023	1,115,162	$45.96	1,115,162	51,515,635
February 1 to February 28, 2023	—	—	—	51,515,635
March 1 to March 31, 2023	2,547,546	35.85	2,547,546	48,968,089
Total	3,662,708	$38.93
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
The following financial statements from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Statement of Consolidated Operations, (ii) Statement of Consolidated Comprehensive Income (Loss), (iii) Statement of Consolidated Cash Flows, (iv) Consolidated Balance Sheet, (v) Statement of Consolidated Changes in Equity (Deficit) and Noncontrolling Interests and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

APA CORPORATION

Dated:	May 4, 2023	/s/ STEPHEN J. RINEY
Stephen J. Riney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	May 4, 2023	/s/ REBECCA A. HOYT
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer, and Controller
(Principal Accounting Officer)