Form 10-Q
period 2023-06-30
APA Corp
filed 2023-08-03
CIK 1841666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of registrant’s common stock outstanding as of July 31, 2023	307,265,404

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
•other risks and uncertainties disclosed in the Company’s second-quarter 2023 earnings release;
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

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

	(In millions, except share data)
REVENUES AND OTHER:
Oil, natural gas, and natural gas liquids production revenues(1)	$1,652	$2,525	$3,421	$4,845
Purchased oil and gas sales(1)	144	522	383	871
Total revenues	1,796	3,047	3,804	5,716
Derivative instrument gains (losses), net	51	(32)	104	(94)
Gain (loss) on divestitures, net	5	(27)	6	1,149
Other, net	109	64	77	109
	1,961	3,052	3,991	6,880
OPERATING EXPENSES:
Lease operating expenses	361	359	682	703
Gathering, processing, and transmission(1)	78	94	156	175
Purchased oil and gas costs(1)	131	528	347	879
Taxes other than income	50	78	102	148
Exploration	43	56	95	98
General and administrative	72	89	137	245
Transaction, reorganization, and separation	2	3	6	17
Depreciation, depletion, and amortization	367	278	699	569
Asset retirement obligation accretion	29	29	57	58
Impairments	46	—	46	—
Financing costs, net	82	76	154	228
	1,261	1,590	2,481	3,120
NET INCOME BEFORE INCOME TAXES	700	1,462	1,510	3,760
Current income tax provision	254	415	600	807
Deferred income tax provision (benefit)	(16)	(20)	122	(60)
NET INCOME INCLUDING NONCONTROLLING INTERESTS	462	1,067	788	3,013
Net income attributable to noncontrolling interest – Egypt	81	141	165	260
Net income attributable to noncontrolling interest – Altus	—	—	—	14
Net loss attributable to Altus Preferred Unit limited partners	—	—	—	(70)
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$381	$926	$623	$2,809

NET INCOME PER COMMON SHARE:
Basic	$1.24	$2.72	$2.01	$8.18
Diluted	$1.23	$2.71	$2.01	$8.15
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	308	341	310	344
Diluted	309	342	310	344
(1)    For transactions associated with Kinetik, refer to Note 6—Equity Method Interests for further detail.
The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

	(In millions)
NET INCOME INCLUDING NONCONTROLLING INTERESTS	$462	$1,067	$788	$3,013
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Pension and postretirement benefit plan	—	—	3	(1)
COMPREHENSIVE INCOME INCLUDING NONCONTROLLING INTERESTS	462	1,067	791	3,012
Comprehensive income attributable to noncontrolling interest – Egypt	81	141	165	260
Comprehensive income attributable to noncontrolling interest – Altus	—	—	—	14
Comprehensive loss attributable to Altus Preferred Unit limited partners	—	—	—	(70)
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCK	$381	$926	$626	$2,808

The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2023	2022

	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interests	$788	$3,013
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized derivative instrument (gains) losses, net	(80)	83
Gain on divestitures, net	(6)	(1,149)
Exploratory dry hole expense and unproved leasehold impairments	64	47
Depreciation, depletion, and amortization	699	569
Asset retirement obligation accretion	57	58
Impairments	46	—
Provision for (benefit from) deferred income taxes	122	(60)
(Gain) loss on extinguishment of debt	(9)	67
Other, net	(67)	(88)
Changes in operating assets and liabilities:
Receivables	100	(519)
Inventories	(45)	(18)
Drilling advances and other current assets	2	28
Deferred charges and other long-term assets	160	(11)
Accounts payable	(112)	206
Accrued expenses	(163)	202
Deferred credits and noncurrent liabilities	(221)	(2)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,335	2,426
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to upstream oil and gas property	(1,119)	(741)
Leasehold and property acquisitions	(10)	(26)
Proceeds from sale of oil and gas properties	28	751
Proceeds from sale of Kinetik shares	—	224
Deconsolidation of Altus cash and cash equivalents	—	(143)
Other, net	(14)	(49)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,115)	16
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments on) revolving credit facilities, net	196	(267)
Payments on Apache fixed-rate debt	(65)	(1,370)
Distributions to noncontrolling interest – Egypt	(100)	(159)
Treasury stock activity, net	(188)	(552)
Dividends paid to APA common stockholders	(155)	(86)
Other, net	(11)	(28)
NET CASH USED IN FINANCING ACTIVITIES	(323)	(2,462)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(103)	(20)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	245	302
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$142	$282

SUPPLEMENTARY CASH FLOW DATA:
Interest paid, net of capitalized interest	$168	$172
Income taxes paid, net of refunds	476	637
The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30, 2023	December 31, 2022

	(In millions, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$142	$245
Receivables, net of allowance of $103 and $117	1,364	1,466
Other current assets (Note 5)	1,093	997
	2,599	2,708
PROPERTY AND EQUIPMENT:
Oil and gas properties	43,384	42,356
Gathering, processing, and transmission facilities	447	449
Other	598	613
Less: Accumulated depreciation, depletion, and amortization	(35,061)	(34,406)
	9,368	9,012
OTHER ASSETS:
Equity method interests (Note 6)	695	624
Decommissioning security for sold Gulf of Mexico properties (Note 11)	57	217
Deferred charges and other	525	586
	$13,244	$13,147

LIABILITIES, NONCONTROLLING INTERESTS, AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$656	$771
Current debt	2	2
Other current liabilities (Note 7)	1,972	2,143
	2,630	2,916
LONG-TERM DEBT (Note 9)	5,574	5,451
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	449	314
Asset retirement obligation (Note 8)	1,984	1,940
Decommissioning contingency for sold Gulf of Mexico properties (Note 11)	472	738
Other	439	443
	3,344	3,435
EQUITY (DEFICIT):
Common stock, $0.625 par, 860,000,000 shares authorized, 420,584,819 and 419,869,987 shares issued, respectively	263	262
Paid-in capital	11,267	11,420
Accumulated deficit	(5,191)	(5,814)
Treasury stock, at cost, 113,319,877 and 108,310,838 shares, respectively	(5,647)	(5,459)
Accumulated other comprehensive income	17	14
APA SHAREHOLDERS’ EQUITY	709	423
Noncontrolling interest – Egypt	987	922
TOTAL EQUITY	1,696	1,345
	$13,244	$13,147

The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY (DEFICIT) AND NONCONTROLLING INTERESTS
(Unaudited)

	Redeemable Noncontrolling Interest - Altus Preferred Unit Limited Partners(1)	Common Stock	Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	APA SHAREHOLDERS’ EQUITY (DEFICIT)	Noncontrolling Interests(1)	TOTAL EQUITY (DEFICIT)

	(In millions)
For the Quarter Ended June 30, 2022
Balance at March 31, 2022	$—	$262	$11,600	$(7,605)	$(4,296)	$21	$(18)	$870	$852
Net income attributable to common stock	—	—	—	926	—	—	926	—	926
Net income attributable to noncontrolling interest – Egypt	—	—	—	—	—	—	—	141	141
Distributions to noncontrolling interest – Egypt	—	—	—	—	—	—	—	(90)	(90)
Common dividends declared ($0.125 per share)	—	—	(42)	—	—	—	(42)	—	(42)
Treasury stock activity, net	—	—	—	—	(291)	—	(291)	—	(291)
Other	—	—	9	—	—	—	9	—	9
Balance at June 30, 2022	$—	$262	$11,567	$(6,679)	$(4,587)	$21	$584	$921	$1,505

For the Quarter Ended June 30, 2023
Balance at March 31, 2023	$—	$263	$11,337	$(5,572)	$(5,601)	$17	$444	$989	$1,433
Net income attributable to common stock	—	—	—	381	—	—	381	—	381
Net income attributable to noncontrolling interest – Egypt	—	—	—	—	—	—	—	81	81
Distributions to noncontrolling interest – Egypt	—	—	—	—	—	—	—	(83)	(83)
Common dividends declared ($0.25 per share)	—	—	(77)	—	—	—	(77)	—	(77)
Treasury stock activity, net	—	—	—	—	(46)	—	(46)	—	(46)
Other	—	—	7	—	—	—	7	—	7
Balance at June 30, 2023	$—	$263	$11,267	$(5,191)	$(5,647)	$17	$709	$987	$1,696
(1)    As a result of the BCP Business Combination (as defined herein), the Company deconsolidated Altus (as defined herein) on February 22, 2022. Refer to Note 1—Summary of Significant Accounting Policies and Note 2—Acquisitions and Divestitures for further detail.

The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY (DEFICIT) AND NONCONTROLLING INTERESTS - Continued
(Unaudited)

	Redeemable Noncontrolling Interest - Altus Preferred Unit Limited Partners(1)	Common Stock	Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	APA SHAREHOLDERS’ EQUITY (DEFICIT)	Noncontrolling Interests(1)	TOTAL EQUITY (DEFICIT)

	(In millions)
For the Six Months Ended June 30, 2022
Balance at December 31, 2021	$712	$262	$11,645	$(9,488)	$(4,036)	$22	$(1,595)	$878	$(717)
Net income attributable to common stock	—			2,809	—	—	2,809	—	2,809
Net income attributable to noncontrolling interest – Egypt	—	—	—	—	—	—	—	260	260
Net income attributable to noncontrolling interest – Altus	—	—	—	—	—	—	—	14	14
Net loss attributable to Altus Preferred Unit limited partners	(70)	—	—	—	—	—	—	—	—
Distributions to noncontrolling interest – Egypt	—	—	—	—	—	—	—	(159)	(159)
Common dividends declared ($0.25 per share)	—	—	(85)	—	—	—	(85)	—	(85)
Deconsolidation of Altus	(642)	—	—	—	—	—	—	(72)	(72)
Treasury stock activity, net	—	—	—	—	(551)	—	(551)	—	(551)
Other	—	—	7	—	—	(1)	6	—	6
Balance at June 30, 2022	$—	$262	$11,567	$(6,679)	$(4,587)	$21	$584	$921	$1,505

For the Six Months Ended June 30, 2023
Balance at December 31, 2022	$—	$262	$11,420	$(5,814)	$(5,459)	$14	$423	$922	$1,345
Net income attributable to common stock	—	—	—	623	—	—	623	—	623
Net income attributable to noncontrolling interest – Egypt	—	—	—	—	—	—	—	165	165
Distributions to noncontrolling interest – Egypt	—	—	—	—	—	—	—	(100)	(100)
Common dividends declared ($0.50 per share)	—	—	(155)	—	—	—	(155)	—	(155)
Treasury stock activity, net	—	—	—	—	(188)	—	(188)	—	(188)
Other	—	1	2	—	—	3	6	—	6
Balance at June 30, 2023	$—	$263	$11,267	$(5,191)	$(5,647)	$17	$709	$987	$1,696
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
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of June 30, 2023, the Company's significant accounting policies are consistent with those discussed in Note 1—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The Company’s financial statements for prior periods may include reclassifications that were made to conform to the current-year presentation.
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
During the three and six months ended June 30, 2023 and 2022, the Company recorded no asset impairments in connection with fair value assessments.
Revenue Recognition
There have been no significant changes to the Company’s contracts with customers during the six months ended June 30, 2023 and 2022.

Payments under all contracts with customers are typically due and received within a short-term period of one year or less after physical delivery of the product or service has been rendered. Receivables from contracts with customers, including receivables for purchased oil and gas sales, in each case, net of allowance for credit losses, were $1.2 billion and $1.3 billion as of June 30, 2023 and December 31, 2022, respectively.
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
During the three and six months ended June 30, 2023, the Company recorded $46 million of impairments in connection with valuations of drilling and operations equipment inventory upon the Company’s decision to suspend drilling operations in the North Sea.
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
2.    ACQUISITIONS AND DIVESTITURES
2023 Activity
During the second quarter and first six months of 2023, the Company completed leasehold and property acquisitions, primarily in the Permian Basin, for total cash consideration of approximately $4 million and $10 million, respectively.
During the second quarter and first six months of 2023, the Company completed the sale of non-core assets and leasehold in multiple transactions for total cash proceeds of $7 million and $28 million, respectively, recognizing a gain of approximately $5 million and $6 million, respectively, upon closing of these transactions.
2022 Activity
During the second quarter and first six months of 2022, the Company completed leasehold and property acquisitions, primarily in the Permian Basin, for total cash consideration of $26 million.
During the second quarter and first six months of 2022, the Company completed the sale of non-core assets and leasehold in multiple transactions for total cash proceeds of $7 million and $15 million, respectively, recognizing a gain of approximately $1 million and $2 million, respectively, upon closing of these transactions.
During the first six months of 2022, the Company completed a transaction to sell certain non-core mineral rights in the Delaware Basin. The Company received total cash proceeds of approximately $726 million after certain post-closing adjustments and recognized an associated gain of approximately $560 million.

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
3.    CAPITALIZED EXPLORATORY WELL COSTS
The Company’s capitalized exploratory well costs were $547 million and $474 million as of June 30, 2023 and December 31, 2022, respectively. The increase is attributable to additional drilling activity offshore Suriname and in Egypt.
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
Counterparty Risk
The use of derivative instruments exposes the Company to credit loss in the event of nonperformance by the counterparty. To reduce the concentration of exposure to any individual counterparty, the Company utilizes a diversified group of investment-grade rated counterparties, primarily financial institutions, for its derivative transactions. As of June 30, 2023, the Company had derivative positions with seven counterparties. The Company monitors counterparty creditworthiness on an ongoing basis; however, it cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, the Company may be limited in its ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, the Company may not realize the benefit of some of its derivative instruments resulting from lower commodity prices or changes in currency exchange rates.

Derivative Instruments
Commodity Derivative Instruments
As of June 30, 2023, the Company had the following open natural gas financial basis swap contracts:

		Basis Swap Purchased		Basis Swap Sold
Production Period	Settlement Index	MMBtu (in 000’s)	Weighted Average Price Differential	MMBtu (in 000’s)	Weighted Average Price Differential
July—September 2023	NYMEX Henry Hub/IF Waha	1,840	$(1.62)	—	—
July—September 2023	NYMEX Henry Hub/IF HSC	—	—	1,840	$(0.19)
July—December 2023	NYMEX Henry Hub/IF Waha	36,800	$(1.15)	—	—
July—December 2023	NYMEX Henry Hub/IF HSC	—	—	36,800	$(0.08)
January—June 2024	NYMEX Henry Hub/IF Waha	16,380	$(1.15)	—	—
January—June 2024	NYMEX Henry Hub/IF HSC	—	—	16,380	$(0.10)
Fair Value Measurements
The following table presents the Company’s derivative assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Price in Active Markets (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Netting(1)	Carrying Amount

	(In millions)
June 30, 2023
Assets:
Commodity derivative instruments	$—	$36	$—	$36	$—	$36

December 31, 2022
Assets:
Commodity derivative instruments	$—	$5	$—	$5	$—	$5
Liabilities:
Commodity derivative instruments	—	50	—	50	—	50
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

	June 30, 2023	December 31, 2022

	(In millions)
Current Assets: Other current assets	$36	$—
Other Assets: Deferred charges and other	—	5
Total derivative assets	$36	$5

Current Liabilities: Other current liabilities	$—	$50
Total derivative liabilities	$—	$50

Derivative Activity Recorded in the Statement of Consolidated Operations
The following table summarizes the effect of derivative instruments on the Company’s statement of consolidated operations:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

	(In millions)
Realized:
Commodity derivative instruments	$4	$(4)	$24	$(9)
Foreign currency derivative instruments	—	(2)	—	(2)
Realized gains (losses), net	4	(6)	24	(11)
Unrealized:
Commodity derivative instruments	47	(20)	80	(44)
Foreign currency derivative instruments	—	(6)	—	(8)
Preferred Units embedded derivative	—	—	—	(31)
Unrealized gains (losses), net	47	(26)	80	(83)
Derivative instrument gains (losses), net	$51	$(32)	$104	$(94)
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
5.    OTHER CURRENT ASSETS
The following table provides detail of the Company’s other current assets:

	June 30, 2023	December 31, 2022

	(In millions)
Inventories	$488	$427
Drilling advances	90	89
Prepaid assets and other	65	31
Current decommissioning security for sold Gulf of Mexico assets	450	450
Total Other current assets	$1,093	$997
6.    EQUITY METHOD INTERESTS
The Kinetik Class A Common Stock held by the Company is treated as an interest in equity securities measured at fair value. The Company elected the fair value option for measuring its equity method interest in Kinetik based on practical expedience, variances in reporting timelines, and cost-benefit considerations. The fair value of the Company’s interest in Kinetik is determined using observable share prices on a major exchange, a Level 1 fair value measurement. Fair value adjustments are recorded as a component of “Other, net” under “Revenues and other” in the Company’s statement of consolidated operations.
The Company’s initial interest in Kinetik was measured at fair value based on the Company’s ownership of approximately 12.9 million shares of Kinetik Class A Common stock as of February 22, 2022. In March 2022, the Company sold four million of its shares of Kinetik Class A Common Stock for a loss, including underwriters fees, of $25 million, which was recorded as a component of “Gain on divestitures, net” under “Revenues and other” in the Company’s statement of consolidated operations. Refer to Note 2—Acquisitions and Divestitures for further detail. During the second quarter of 2022, Kinetik issued a two-for-one split of its common stock, resulting in the Company owning approximately 17.7 million shares.
The Company has received approximately 2.1 million shares of Kinetik’s Class A Common Stock as paid-in-kind dividends through June 30, 2023. As of June 30, 2023, the Company’s ownership of 19.8 million shares represented approximately 13 percent of Kinetik’s outstanding Class A Common Stock.

The Company recorded changes in the fair value of its equity method interest in Kinetik totaling gains of $90 million and $42 million in the second quarters of 2023 and 2022, respectively, and gains of $71 million and $66 million in the first six months of 2023 and 2022, respectively. These gains were recorded as a component of “Revenues and other” in the Company’s statement of consolidated operations.
The following table represents sales and costs associated with Kinetik:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

	(In millions)
Natural gas and NGLs sales	$29	$—	$43	$—
Purchased oil and gas sales	7	—	7	—
	$36	$—	$50	$—

Gathering, processing, and transmission costs	$29	$26	$55	$36
Purchased oil and gas costs	26	—	28	—
	$55	$26	$83	$36
As of June 30, 2023, the Company has recorded accrued costs payable to Kinetik of approximately $39 million and receivables from Kinetik of approximately $22 million.
7.    OTHER CURRENT LIABILITIES
The following table provides detail of the Company’s other current liabilities:

	June 30, 2023	December 31, 2022

	(In millions)
Accrued operating expenses	$174	$145
Accrued exploration and development	384	333
Accrued compensation and benefits	247	514
Accrued interest	95	97
Accrued income taxes	193	90
Current asset retirement obligation	55	55
Current operating lease liability	102	167
Current decommissioning contingency for sold Gulf of Mexico properties	450	450
Other	272	292
Total Other current liabilities	$1,972	$2,143
8.    ASSET RETIREMENT OBLIGATION
The following table describes changes to the Company’s asset retirement obligation (ARO) liability:

June 30, 2023
(In millions)
Asset retirement obligation, December 31, 2022	$1,995
Liabilities incurred	8
Liabilities settled	(21)
Accretion expense	57
Asset retirement obligation, June 30, 2023	2,039
Less current portion	(55)
Asset retirement obligation, long-term	$1,984

9.    DEBT AND FINANCING COSTS
The following table presents the carrying values of the Company’s debt:

	June 30, 2023	December 31, 2022

	(In millions)
Apache notes and debentures before unamortized discount and debt issuance costs(1)	$4,835	$4,908
Syndicated credit facilities(2)	762	566
Apache finance lease obligations	33	34
Unamortized discount	(27)	(27)
Debt issuance costs	(27)	(28)
Total debt	5,576	5,453
Current maturities	(2)	(2)
Long-term debt	$5,574	$5,451
(1)    The fair values of the Apache notes and debentures were $4.1 billion and $4.2 billion as of June 30, 2023 and December 31, 2022, respectively.
The Company uses a market approach to determine the fair values of its notes and debentures using estimates provided by an independent investment financial data services firm (a Level 2 fair value measurement).
(2)    The carrying value of borrowings on credit facilities approximates fair value because interest rates are variable and reflective of market rates.
At each of June 30, 2023 and December 31, 2022, current debt included $2 million of finance lease obligations.
During the six months ended June 30, 2023, Apache purchased in the open market and canceled senior notes issued under its indentures in an aggregate principal amount of $74 million for an aggregate purchase price of $65 million in cash, including accrued interest and broker fees, reflecting a discount to par of an aggregate $10 million. The Company recognized a $9 million gain on these repurchases. The repurchases were partially financed by Apache’s borrowing under the Company’s US dollar-denominated revolving credit facility.
During the six months ended June 30, 2022, Apache closed cash tender offers for certain outstanding notes issued under its indentures, accepting for purchase $1.1 billion aggregate principal amount of notes. Apache paid holders an aggregate $1.2 billion in cash, reflecting principal, premium to par, and accrued and unpaid interest. The Company recognized a $66 million loss on extinguishment of debt, including $11 million of unamortized debt discount and issuance costs in connection with the note purchases. The repurchases were partially financed by borrowing under Apache’s former revolving credit facility.
During the six months ended June 30, 2022, Apache purchased in the open market and canceled senior notes issued under its indentures in an aggregate principal amount of $15 million for an aggregate purchase price of $16 million in cash, including accrued interest and broker fees, reflecting a premium to par of $1 million. The Company recognized a $1 million loss on these repurchases. The repurchases were partially financed by borrowing under Apache’s former revolving credit facility.
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
As of June 30, 2023, there were $762 million of borrowings under the USD Agreement and an aggregate £590 million in letters of credit outstanding under the GBP Agreement. As of June 30, 2023, there were no letters of credit outstanding under the USD Agreement. As of December 31, 2022, there were $566 million of borrowings and a $20 million letter of credit outstanding under the USD Agreement, and an aggregate £652 million in letters of credit outstanding under the GBP Agreement. The letters of credit denominated in pounds were issued to support North Sea decommissioning obligations, the terms of which required such support after Standard & Poor’s reduced Apache’s credit rating from BBB to BB+ on March 26, 2020.
Apache, from time to time, has and uses uncommitted credit and letter of credit facilities for working capital and credit support purposes. As of June 30, 2023 and December 31, 2022, there were no outstanding borrowings under these facilities. As of June 30, 2023, there were £185 million and $3 million in letters of credit outstanding under these facilities. As of December 31, 2022, there were £199 million and $17 million in letters of credit outstanding under these facilities.
Financing Costs, Net
The following table presents the components of the Company’s financing costs, net:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

	(In millions)
Interest expense	$89	$79	$177	$169
Amortization of debt issuance costs	1	5	2	7
Capitalized interest	(5)	(5)	(11)	(8)
(Gain) loss on extinguishment of debt	—	—	(9)	67
Interest income	(3)	(3)	(5)	(7)
Financing costs, net	$82	$76	$154	$228
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
During the second quarter of 2023, the Company’s effective income tax rate was primarily impacted by a decrease in the amount of valuation allowance against its U.S. deferred tax assets. The Company’s 2023 year-to-date effective income tax rate was primarily impacted by a deferred tax expense related to the remeasurement of taxes in the U.K. as a result of the enactment of Finance Act 2023 on January 10, 2023, and a decrease in the amount of valuation allowance against its U.S. deferred tax assets. During the second quarter of 2022, the Company’s effective income tax rate was primarily impacted by a decrease in the amount of valuation allowance against its U.S. deferred tax assets. The Company’s 2022 year-to-date effective income tax rate was primarily impacted by the gain associated with deconsolidation of Altus, the gain on sale of certain non-core mineral rights in the Delaware Basin, and a decrease in the amount of valuation allowance against its U.S. deferred tax assets.
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
The Company has a full valuation allowance against its U.S. net deferred tax assets. The Company will continue to maintain a full valuation allowance on its U.S. net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance. However, given the Company’s current and anticipated future domestic earnings, the Company believes that there is a reasonable possibility that within the next 12 months sufficient positive evidence may become available to allow the Company to reach a conclusion that a significant portion of the U.S. valuation allowance will no longer be needed. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense, which could be material, for the period the release is recorded.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income or capital taxes in various states and foreign jurisdictions. The Company’s tax reserves are related to tax years that may be subject to examination by the relevant taxing authority.
11.    COMMITMENTS AND CONTINGENCIES
Legal Matters
The Company is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls, which also may include controls related to the potential impacts of climate change. As of June 30, 2023, the Company has an accrued liability of approximately $52 million for all legal contingencies that are deemed to be probable of occurring and can be reasonably estimated. The Company’s estimates are based on information known about the matters and its experience in contesting, litigating, and settling similar matters. Although actual amounts could differ from management’s estimate, none of the actions are believed by management to involve future amounts that would be material to the Company’s financial position, results of operations, or liquidity after consideration of recorded accruals. With respect to material matters for which the Company believes an unfavorable outcome is reasonably possible, the Company has disclosed the nature of the matter and a range of potential exposure, unless an estimate cannot be made at this time. It is management’s opinion that the loss for any other litigation matters and claims that are reasonably possible to occur will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
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
Apollo Exploration Lawsuit
In a case captioned Apollo Exploration, LLC, Cogent Exploration, Ltd. Co. & SellmoCo, LLC v. Apache Corporation, Cause No. CV50538 in the 385th Judicial District Court, Midland County, Texas, plaintiffs alleged damages in excess of $200 million (having previously claimed in excess of $1.1 billion) relating to purchase and sale agreements, mineral leases, and area of mutual interest agreements concerning properties located in Hartley, Moore, Potter, and Oldham Counties, Texas. The trial court entered final judgment in favor of the Company, ruling that the plaintiffs take nothing by their claims and awarding the Company its attorneys’ fees and costs incurred in defending the lawsuit. The court of appeals affirmed in part and reversed in part the trial court’s judgment thereby reinstating some of plaintiffs’ claims. The Texas Supreme Court granted the Company’s petition for review and heard oral argument in October 2022. On April 28, 2023, the Texas Supreme Court reversed the court of appeals’ decision and remanded the case back to the court of appeals for further proceedings. After plaintiffs’ request for rehearing, on July 21, 2023, the Texas Supreme Court reaffirmed its reversal of the court of appeals’ decision and remand of the case back to the court of appeals for further proceedings.
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
Canadian Operations Divestiture Dispute
Pursuant to a Sale and Purchase Agreement dated July 6, 2017 (Paramount SPA), the Company and its subsidiaries divested their remaining Canadian operations to Paramount Resources LTD (Paramount). Closing occurred on August 16, 2017. On September 11, 2019, four ex-employees of Apache Canada LTD on behalf of themselves and individuals employed by Apache Canada LTD on July 6, 2017, filed an Amended Statement of Claim in a matter styled Stephen Flesch et. al. v Apache Corporation et. al., No. 1901-09160 Court of Queen’s Bench of Alberta against the Company and others seeking class certification and a finding that the Paramount SPA amounted to a Change of Control of the Company, entitling them to accelerated vesting under the Company’s equity plans. In the suit, the class seeks approximately $60 million USD and punitive damages. Without acknowledging or admitting any liability and solely to avoid the expense and uncertainty of future litigation, Apache has agreed to a settlement in the Flesch class action matter under which Apache will pay $7 million USD to resolve all claims against the Company asserted by the class. The settlement is subject to court approval and is expected to be finalized by the end of 2023.

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
On January 18, 2023, a case captioned Jerry Hight, Derivatively and on behalf of APA Corporation v. John J. Christmann IV et al. was filed in the 61st District Court of Harris County, Texas. Then, on February 21, 2023, a case captioned Steve Silverman, Derivatively and on behalf of Nominal Defendant APA Corp. v. John J. Christmann IV, et al. was filed in federal district court for the Southern District of Texas. Then, on April 20, 2023, a case captioned William Wessels, Derivatively and on behalf of APA Corporation v. John J. Christmann IV et al. was filed in the 151st District Court of Harris County, Texas. Then, on July 21, 2023, a case captioned Yang-Li-Yu, Derivatively and on behalf of Nominal Defendant APA Corp. v. John J. Christmann IV, et al. was filed in federal district court for the Southern District of Texas. These cases purport to be derivative actions brought against senior management and Company directors over many of the same allegations included in the Plymouth County Retirement System matter and asserts claims of (1) breach of fiduciary duty; (2) waste of corporate assets; and (3) unjust enrichment. The defendants believe that plaintiffs’ claims lack merit and intend to vigorously defend these lawsuits.
Environmental Matters
As of June 30, 2023, the Company had an undiscounted reserve for environmental remediation of approximately $1 million.

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
The Company was recently served with two lawsuits filed in Lea County, New Mexico: William O. Stephens v. Apache Corporation; No. D-506-CV-2023-00632, in the Fifth Judicial District and Merchant Livestock Company v. Apache Corporation, Exxon Corporation, et al.; No. D-506-CV-2023-00664, in the Fifth Judicial District. Each lawsuit alleges property damage and environmental impacts from previous oil and gas operations that require remediation. The Company disputes that it is responsible for the damages claimed and/or relief sought and intends to vigorously defend each lawsuit. At this time, the Company is unable to reasonably estimate whether either lawsuit, individually, will result in damages that are more or less than $100,000, exclusive of interest and costs.
The Company is not aware of any environmental claims existing as of June 30, 2023 that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity. There can be no assurance, however, that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered on the Company’s properties.
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
As of June 30, 2023, Apache has incurred $464 million in decommissioning costs related to several Legacy GOM Assets. GOM Shelf did not, and has confirmed that it will not, reimburse Apache for these decommissioning costs. As a result, Apache has sought and will continue to seek reimbursement from its security for these costs, of which $276 million had been reimbursed from Trust A as of June 30, 2023. If GOM Shelf does not reimburse Apache for further decommissioning costs incurred with respect to Legacy GOM Assets, then Apache will continue to seek reimbursement from Trust A, to the extent of available funds, and thereafter, will seek reimbursement from the Bonds and the Letters of Credit until all such funds and securities are fully utilized. In addition, after such sources have been exhausted, Apache has agreed to provide a standby loan to GOM Shelf of up to $400 million to perform decommissioning (Standby Loan Agreement), with such standby loan secured by a first and prior lien on the Legacy GOM Assets.
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
As of June 30, 2023, Apache estimates that its potential liability to fund the remaining decommissioning of Legacy GOM Assets it may be ordered to perform or fund ranges from $922 million to $1.1 billion on an undiscounted basis. Management does not believe any specific estimate within this range is a better estimate than any other. Accordingly, the Company has recorded a contingent liability of $922 million as of June 30, 2023, representing the estimated costs of decommissioning it may be required to perform or fund on Legacy GOM Assets. Of the total liability recorded, $472 million is reflected under the caption “Decommissioning contingency for sold Gulf of Mexico properties,” and $450 million is reflected under “Other current liabilities” in the Company’s consolidated balance sheet. Changes in significant assumptions impacting Apache’s estimated liability, including expected decommissioning rig spread rates, lift boat rates, and planned abandonment logistics could result in a liability in excess of the amount accrued.
As of June 30, 2023, the Company has also recorded a $507 million asset, which represents the amount the Company expects to be reimbursed from the Trust A funds, the Bonds, and the Letters of Credit for decommissioning it may be required to perform on Legacy GOM Assets. Of the total asset recorded, $57 million is reflected under the caption “Decommissioning security for sold Gulf of Mexico properties,” and $450 million is reflected under “Other current assets.”
On June 21, 2023, the two sureties that issued bonds directly to Apache and two sureties that issued bonds to the issuing bank on the Letters of Credit filed suit against Apache in a case styled Zurich American Insurance Company, HCC International Insurance Company PLC, Philadelphia Indemnity Insurance Company and Everest Reinsurance Company (Insurers) v. Apache Corporation, Cause No. 2023-38238 in the 281st Judicial District Court, Harris County Texas. Insurers are seeking to prevent Apache from drawing on the Bonds and Letters of Credit and further allege that they are discharged from their reimbursement obligations related to decommissioning costs and are entitled to other relief. On July 20, 2023, the 281st Judicial District Court denied the Insurers’ request for a temporary injunction. Apache believes that Insurers’ claims lack merit, intends to vigorously defend these claims, and will vigorously pursue counterclaims.

12.    CAPITAL STOCK
Net Income per Common Share
The following table presents a reconciliation of the components of basic and diluted net income per common share in the consolidated financial statements:

	For the Quarter Ended June 30,
	2023			2022
	Income	Shares	Per Share	Income	Shares	Per Share

	(In millions, except per share amounts)
Basic:
Income attributable to common stock	$381	308	$1.24	$926	341	$2.72
Effect of Dilutive Securities:
Stock options and other	$—	1	$(0.01)	$—	1	$(0.01)
Diluted:
Income attributable to common stock	$381	309	$1.23	$926	342	$2.71
	For the Six Months Ended June 30,
	2023			2022
	Income	Shares	Per Share	Income	Shares	Per Share

	(In millions, except per share amounts)
Basic:
Income attributable to common stock	$623	310	$2.01	$2,809	344	$8.18
Effect of Dilutive Securities:
Stock options and other	$—	—	$—	$—	—	$(0.03)
Diluted:
Income attributable to common stock	$623	310	$2.01	$2,809	344	$8.15
The diluted earnings per share calculation excludes options and restricted stock units that were anti-dilutive of 2.1 million and 2.0 million during the second quarters of 2023 and 2022, respectively, and 2.2 million and 2.7 million during the first six months of 2023 and 2022, respectively.
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
In the second quarter of 2023, the Company repurchased 1.3 million shares at an average price of $33.72 per share. For the six months ended June 30, 2023, the Company repurchased 5 million shares at an average price of $37.53 per share, and as of June 30, 2023, the Company had remaining authorization to repurchase up to 48 million shares. The repurchases were partially financed by APA’s borrowing under its US dollar-denominated revolving credit facility. In the second quarter of 2022, the Company repurchased 7.0 million shares at an average price of $41.60 per share. For the six months ended June 30, 2022, the Company repurchased 14.2 million shares at an average price of $38.79 per share. The Company is not obligated to acquire any additional shares. Shares may be purchased either in the open market or through privately negotiated transactions.
Common Stock Dividend
For the quarters ended June 30, 2023 and 2022, the Company paid $77 million and $43 million, respectively, in dividends on its common stock. For the six months ended June 30, 2023 and 2022, the Company paid $155 million and $86 million, respectively, in dividends on its common stock.
During the third quarter of 2022, the Company’s Board of Directors approved an increase to its quarterly dividend from $0.125 to $0.25 per share.

13.    BUSINESS SEGMENT INFORMATION
As of June 30, 2023, the Company’s consolidated subsidiaries are engaged in exploration and production (Upstream) activities across three operating segments: Egypt, North Sea, and the U.S. The Company’s Upstream business explores for, develops, and produces crude oil, natural gas, and natural gas liquids. Prior to the deconsolidation of Altus on February 22, 2022, the Company’s Midstream business was operated by ALTM, which owned, developed, and operated a midstream energy asset network in the Permian Basin of West Texas. The Company also has active exploration and planned appraisal operations ongoing in Suriname, as well as interests in the Dominican Republic and other international locations that may, over time, result in reportable discoveries and development opportunities. Financial information for each segment is presented below:

	Egypt(1)	North Sea	U.S.	Altus Midstream	Intersegment Eliminations & Other	Total
	Upstream

For the Quarter Ended June 30, 2023	(In millions)
Revenues:
Oil revenues	$618	$235	$512	$—	$—	$1,365
Natural gas revenues	90	39	51	—	—	180
Natural gas liquids revenues	—	4	103	—	—	107
Oil, natural gas, and natural gas liquids production revenues	708	278	666	—	—	1,652
Purchased oil and gas sales	—	—	144	—	—	144
	708	278	810	—	—	1,796
Operating Expenses:
Lease operating expenses	121	99	141	—	—	361
Gathering, processing, and transmission	6	12	60	—	—	78
Purchased oil and gas costs	—	—	131	—	—	131
Taxes other than income	—	—	50	—	—	50
Exploration	30	4	3	—	6	43
Depreciation, depletion, and amortization	126	61	180	—	—	367
Asset retirement obligation accretion	—	19	10	—	—	29
Impairments	—	46	—	—	—	46
	283	241	575	—	6	1,105
Operating Income (Loss)(2)	$425	$37	$235	$—	$(6)	691

Other Income (Expense):
Derivative instrument gains, net						51
Gain on divestitures, net						5
Other, net						109
General and administrative						(72)
Transaction, reorganization, and separation						(2)
Financing costs, net						(82)
Income Before Income Taxes						$700

	Egypt(1)	North Sea	U.S.	Altus Midstream	Intersegment Eliminations & Other	Total(4)
	Upstream

For the Six Months Ended June 30, 2023	(In millions)
Revenues:
Oil revenues	$1,247	$517	$998	$—	$—	$2,762
Natural gas revenues	183	99	140	—	—	422
Natural gas liquids revenues	—	14	223	—	—	237
Oil, natural gas, and natural gas liquids production revenues	1,430	630	1,361	—	—	3,421
Purchased oil and gas sales	—	—	383	—	—	383
	1,430	630	1,744	—	—	3,804
Operating Expenses:
Lease operating expenses	218	176	288	—	—	682
Gathering, processing, and transmission	13	23	120	—	—	156
Purchased oil and gas costs	—	—	347	—	—	347
Taxes other than income	—	—	102	—	—	102
Exploration	66	9	6	—	14	95
Depreciation, depletion, and amortization	249	119	331	—	—	699
Asset retirement obligation accretion	—	37	20	—	—	57
Impairments	—	46	—	—	—	46
	546	410	1,214	—	14	2,184
Operating Income (Loss)(2)	$884	$220	$530	$—	$(14)	1,620

Other Income (Expense):
Derivative instrument gains, net						104
Gain on divestitures, net						6
Other, net						77
General and administrative						(137)
Transaction, reorganization, and separation						(6)
Financing costs, net						(154)
Income Before Income Taxes						$1,510

Total Assets(3)	$3,365	$1,719	$7,640	$—	$520	$13,244

	Egypt(1)	North Sea	U.S.	Altus Midstream	Intersegment Eliminations & Other	Total(4)
	Upstream

For the Quarter Ended June 30, 2022	(In millions)
Revenues:
Oil revenues	$902	$307	$654	$—	$—	$1,863
Natural gas revenues	88	64	281	—	—	433
Natural gas liquids revenues	3	12	214	—	—	229
Oil, natural gas, and natural gas liquids production revenues	993	383	1,149	—	—	2,525
Purchased oil and gas sales	—	—	522	—	—	522
	993	383	1,671	—	—	3,047
Operating Expenses:
Lease operating expenses	131	118	110	—	—	359
Gathering, processing, and transmission	5	12	77	—	—	94
Purchased oil and gas costs	—	—	528	—	—	528
Taxes other than income	—	—	78	—	—	78
Exploration	12	2	1	—	41	56
Depreciation, depletion, and amortization	91	54	133	—	—	278
Asset retirement obligation accretion	—	20	9	—	—	29
	239	206	936	—	41	1,422
Operating Income (Loss)(2)	$754	$177	$735	$—	$(41)	1,625

Other Income (Expense):
Derivative instrument losses, net						(32)
Loss on divestitures, net						(27)
Other, net						64
General and administrative						(89)
Transaction, reorganization, and separation						(3)
Financing costs, net						(76)
Income Before Income Taxes						$1,462

	Egypt(1)	North Sea	U.S.	Altus Midstream	Intersegment Eliminations & Other	Total(4)
	Upstream

For the Six Months Ended June 30, 2022	(In millions)
Revenues:
Oil revenues	$1,692	$635	$1,253	$—	$—	$3,580
Natural gas revenues	186	163	464	—	—	813
Natural gas liquids revenues	6	28	421	—	(3)	452
Oil, natural gas, and natural gas liquids production revenues	1,884	826	2,138	—	(3)	4,845
Purchased oil and gas sales	—	—	866	5	—	871
Midstream service affiliate revenues	—	—	—	16	(16)	—
	1,884	826	3,004	21	(19)	5,716
Operating Expenses:
Lease operating expenses	262	214	228	—	(1)	703
Gathering, processing, and transmission	10	24	154	5	(18)	175
Purchased oil and gas costs	—	—	879	—	—	879
Taxes other than income	—	—	145	3	—	148
Exploration	27	7	5	—	59	98
Depreciation, depletion, and amortization	188	116	263	2	—	569
Asset retirement obligation accretion	—	40	17	1	—	58
	487	401	1,691	11	40	2,630
Operating Income (Loss)(2)	$1,397	$425	$1,313	$10	$(59)	3,086

Other Income (Expense):
Derivative instrument losses, net						(94)
Gain on divestitures, net						1,149
Other, net						109
General and administrative						(245)
Transaction, reorganization, and separation						(17)
Financing costs, net						(228)
Income Before Income Taxes						$3,760

Total Assets(3)	$3,107	$2,103	$7,156	$—	$558	$12,924
(1)Includes revenue from non-customers for the quarters and six months ended June 30, 2023 and 2022 of:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

	(In millions)
Oil	$165	$302	$337	$552
Natural gas	24	30	50	61
Natural gas liquids	—	1	—	2
(2)Operating income of U.S. and North Sea includes leasehold impairments of $3 million and $3 million, respectively, for the second quarter of 2023.
Operating income of U.S. and Egypt includes leasehold impairments of $1 million and $1 million, respectively, for the second quarter of 2022. Operating income of U.S. and North Sea includes leasehold impairments of $5 million and $6 million, respectively, for the first six months of 2023. Operating income of U.S. and Egypt includes leasehold impairments of $4 million and $2 million, respectively, for the first six months of 2022.
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
The global economy and the energy industry continue to be impacted by the effects of the conflict in Ukraine and the coronavirus disease 2019 (COVID-19) pandemic. Uncertainties in the global supply chain and financial markets, including the impact of inflation and rising interest rates, and actions taken by foreign oil and gas producing nations, including OPEC+, continue to impact oil supply and demand and contribute to commodity price volatility. Despite these uncertainties, the Company remains committed to its longer-term objectives: (1) to maintain a balanced asset portfolio, including advancement of activities offshore Suriname; (2) to invest for long-term returns over production growth; and (3) to budget conservatively to generate cash flow in excess of its upstream exploration, appraisal, and development capital program that can be directed to debt reduction, share repurchases, and other return of capital to its shareholders. The Company continues to aggressively manage its cost structure regardless of the oil price environment and closely monitors hydrocarbon pricing fundamentals to reallocate capital as part of its ongoing planning process. For additional detail on the Company’s forward capital investment outlook, refer to “Capital Resources and Liquidity” below.
In the second quarter of 2023, the Company reported net income attributable to common stock of $381 million, or $1.23 per diluted share, compared to net income of $926 million, or $2.71 per diluted share, in the second quarter of 2022. Net income for the second quarter of 2023 was impacted by lower revenues attributable to significantly lower realized commodity prices when compared to the prior-year period.
The Company generated $1.3 billion of cash from operating activities during the first six months of 2023, 45 percent lower than the first six months of 2022. APA’s lower operating cash flows for the first six months of 2023 were driven by lower commodity prices and associated revenues and the timing of working capital items. The Company repurchased 5 million shares of its common stock for $188 million and paid $155 million in dividends to APA common stockholders during the first six months of 2023.
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
•The Company’s quarterly dividend was increased in the third quarter of 2022 from $0.125 per share to $0.25 per share, representing a return to pre-COVID-19 dividend levels.

•Beginning in the fourth quarter of 2021 and through the end of the second quarter of 2023, the Company has repurchased 72.4 million shares of the Company’s common stock. As of June 30, 2023, the Company had remaining authorization to repurchase up to 48 million shares under the Company’s share repurchase programs.
APA’s diverse asset portfolio and operational flexibility provide it the ability to timely respond to near-term price volatility and effectively manage its investment programs accordingly. In response to prevailing weakness in Waha natural gas and NGL prices, the Company is deferring additional drilling and completion activity at Alpine High until prices can support sustainable returns that are competitive within APA’s global portfolio. The Company also announced the suspension of drilling activity in the North Sea with increasing cost and tax burdens impacting the competitiveness of these assets within the Company’s portfolio. Accordingly, the Company has reduced planned full-year upstream capital investment to approximately $1.9 billion.
Operational Highlights
Key operational highlights for the quarter include:
United States
•Daily boe production from the Company’s U.S. assets accounted for 53 percent of its total production during the second quarter of 2023. The Company averaged five drilling rigs in the U.S. during the quarter, including two rigs in the Southern Midland Basin and three rigs in the Delaware Basin, and drilled and brought online 21 operated wells in the quarter. Two-thirds of those wells came online in June, so the full impact will be realized in the third quarter. The Company’s core Midland Basin development program and recently acquired properties in the Texas Delaware Basin continue to represent key growth areas for the U.S. assets.
International
•In Egypt, the Company averaged 17 drilling rigs and drilled 19 new productive wells during the second quarter of 2023. Second quarter 2023 gross equivalent production in the Company’s Egypt assets decreased 3 percent from the second quarter of 2022, and net production remained relatively flat. The Company has increased drilling and workover activity with a heavier focus on oil prospects and anticipates increases in gross oil production volumes throughout the remainder of the year as it maintains a steady operational cadence.
•The Company suspended all new drilling activity in the North Sea during the second quarter of 2023. The Company will manage its base production and maximize economic recovery of its oil and gas wells through well intervention activities.
•Suriname activity is focused on completing the Krabdagu appraisal program and scoping an oil hub project to develop the combined Sapakara and Krabdagu resource in Block 58. Testing has been completed at the Krabdagu-2 appraisal well, and data collection is ongoing at the Krabdagu-3 appraisal well. The semi-submersible rig currently on location will be released upon completion of operations, as the Company believes no additional appraisal or exploratory drilling is necessary in the Krabdagu area at this time.

Results of Operations
Oil, Natural Gas, and Natural Gas Liquids Production Revenues
Revenue
The Company’s production revenues and respective contribution to total revenues by country were as follows:

	For the Quarter Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution

	($ in millions)
Oil Revenues:
United States	$512	38%	$654	35%	$998	36%	$1,253	35%
Egypt(1)	618	45%	902	48%	1,247	45%	1,692	47%
North Sea	235	17%	307	17%	517	19%	635	18%
Total(1)	$1,365	100%	$1,863	100%	$2,762	100%	$3,580	100%

Natural Gas Revenues:
United States	$51	28%	$281	65%	$140	33%	$464	57%
Egypt(1)	90	50%	88	20%	183	43%	186	23%
North Sea	39	22%	64	15%	99	24%	163	20%
Total(1)	$180	100%	$433	100%	$422	100%	$813	100%

NGL Revenues:
United States	$103	96%	$214	93%	$223	94%	$418	92%
Egypt(1)	—	0%	3	1%	—	0%	6	2%
North Sea	4	4%	12	6%	14	6%	28	6%
Total(1)	$107	100%	$229	100%	$237	100%	$452	100%

Oil and Gas Revenues:
United States	$666	40%	$1,149	46%	$1,361	40%	$2,135	44%
Egypt(1)	708	43%	993	39%	1,430	42%	1,884	39%
North Sea	278	17%	383	15%	630	18%	826	17%
Total(1)	$1,652	100%	$2,525	100%	$3,421	100%	$4,845	100%
(1)    Includes revenues attributable to a noncontrolling interest in Egypt.

Production
The Company’s production volumes by country were as follows:

	For the Quarter Ended June 30,			For the Six Months Ended June 30,
	2023	Increase (Decrease)	2022	2023	Increase (Decrease)	2022
Oil Volume (b/d)
United States	75,993	17%	64,759	73,952	10%	67,184
Egypt(1)(2)	87,790	3%	85,502	87,792	3%	85,261
North Sea	35,048	8%	32,493	36,268	7%	33,860
Total	198,831	9%	182,754	198,012	6%	186,305

Natural Gas Volume (Mcf/d)
United States	450,200	(2)%	457,459	445,887	(5)%	467,493
Egypt(1)(2)	337,413	(3)%	346,424	346,829	(5)%	366,390
North Sea	37,194	(13)%	42,802	38,769	(5)%	40,645
Total	824,807	(3)%	846,685	831,485	(5)%	874,528

NGL Volume (b/d)
United States	61,760	4%	59,267	58,947	(3)%	60,482
Egypt(1)(2)	—	NM	297	—	NM	394
North Sea	872	(27)%	1,195	1,062	(21)%	1,345
Total	62,632	3%	60,759	60,009	(4)%	62,221

BOE per day(3)
United States	212,786	6%	200,269	207,213	1%	205,582
Egypt(1)(2)	144,026	0%	143,536	145,597	(1)%	146,720
North Sea(4)	42,118	3%	40,822	43,792	4%	41,979
Total	398,930	4%	384,627	396,602	1%	394,281
(1)    Gross oil, natural gas, and NGL production in Egypt were as follows:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Oil (b/d)	140,652	141,432	140,708	137,934
Natural Gas (Mcf/d)	517,291	555,694	531,093	576,637
NGL (b/d)	—	464	—	599
(2)    Includes net production volumes per day attributable to a noncontrolling interest in Egypt of:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Oil (b/d)	29,298	28,516	29,296	28,423
Natural Gas (Mcf/d)	112,609	115,534	115,738	122,112
NGL (b/d)	—	99	—	131
(3)    The table shows production on a boe basis in which natural gas is converted to an equivalent barrel of oil based on a 6:1 energy equivalent ratio. This ratio is not reflective of the price ratio between the two products.
(4)    Average sales volumes from the North Sea for the second quarters of 2023 and 2022 were 40,099 boe/d and 38,029 boe/d, respectively, and 43,347 boe/d and 40,833 boe/d for the first six months of 2023 and 2022, respectively. Sales volumes may vary from production volumes as a result of the timing of liftings.
NM — Not Meaningful

Pricing
The Company’s average selling prices by country were as follows:

	For the Quarter Ended June 30,			For the Six Months Ended June 30,
	2023	Increase (Decrease)	2022	2023	Increase (Decrease)	2022
Average Oil Price – Per barrel
United States	$73.99	(33)%	$110.98	$74.56	(28)%	$103.05
Egypt	77.39	(33)%	115.97	78.48	(28)%	109.65
North Sea	79.27	(30)%	113.77	80.51	(25)%	107.47
Total	76.38	(33)%	113.79	77.37	(28)%	106.87

Average Natural Gas Price – Per Mcf
United States	$1.24	(82)%	$6.75	$1.73	(68)%	$5.48
Egypt	2.95	6%	2.78	2.92	4%	2.80
North Sea	11.29	(38)%	18.15	14.47	(41)%	24.72
Total	2.39	(58)%	5.65	2.81	(46)%	5.16

Average NGL Price – Per barrel
United States	$18.26	(54)%	$39.79	$20.88	(45)%	$38.20
Egypt	—	NM	75.14	—	NM	76.80
North Sea	39.24	(45)%	71.71	49.52	(32)%	73.29
Total	18.69	(54)%	40.97	21.62	(45)%	39.63
NM — Not Meaningful
Second-Quarter 2023 compared to Second-Quarter 2022
Crude Oil Crude oil revenues for the second quarter of 2023 totaled $1.4 billion, a $498 million decrease from the comparative 2022 quarter. A 33 percent decrease in average realized prices decreased second-quarter 2023 oil revenues by $613 million compared to the prior-year quarter, while 9 percent higher average daily production increased revenues by $115 million. Crude oil revenues accounted for 83 percent of total oil and gas production revenues and 50 percent of worldwide production in the second quarter of 2023. Crude oil prices realized in the second quarter of 2023 averaged $76.38 per barrel, compared with $113.79 per barrel in the comparative prior-year quarter.
The Company’s worldwide oil production increased 16.1 Mb/d to 198.8 Mb/d during the second quarter of 2023 from the comparative prior-year period, primarily a result of property acquisitions in the U.S., increased drilling activity, and recompletions, partially offset by natural production decline across all assets.
Natural Gas Gas revenues for the second quarter of 2023 totaled $180 million, a $253 million decrease from the comparative 2022 quarter. A 58 percent decrease in average realized prices decreased second-quarter 2023 natural gas revenues by $249 million compared to the prior-year quarter, while 3 percent lower average daily production decreased revenues by $4 million. Natural gas revenues accounted for 11 percent of total oil and gas production revenues and 34 percent of worldwide production during the second quarter of 2023. The Company’s worldwide natural gas production decreased 21.9 MMcf/d to 824.8 MMcf/d during the second quarter of 2023 from the comparative prior-year period, primarily a result of natural production decline across all assets and sale of non-core assets in the U.S., partially offset by increased drilling activity, recompletions, and property acquisitions in the U.S.
NGL NGL revenues for the second quarter of 2023 totaled $107 million, a $122 million decrease from the comparative 2022 quarter. A 54 percent decrease in average realized prices decreased second-quarter 2023 NGL revenues by $125 million compared to the prior-year quarter, while 3 percent higher average daily production increased revenues by $3 million. NGL revenues accounted for 6 percent of total oil and gas production revenues and 16 percent of worldwide production during the second quarter of 2023. The Company’s worldwide NGL production increased 1.9 Mb/d to 62.6 Mb/d during the second quarter of 2023 from the comparative prior-year period, primarily a result of increased drilling activity, recompletions, and property acquisitions in the U.S., partially offset by natural production decline.

Year-to-Date 2023 compared to Year-to-Date 2022
Crude Oil Crude oil revenues for the first six months of 2023 totaled $2.8 billion, an $818 million decrease from the comparative 2022 period. A 28 percent decrease in average realized prices decreased oil revenues for the 2023 period by $988 million compared to the prior-year period, while 6 percent higher average daily production increased revenues by $170 million. Crude oil revenues accounted for 81 percent of total oil and gas production revenues and 50 percent of worldwide production for the first six months of 2023. Crude oil prices realized during the first six months of 2023 averaged $77.37 per barrel, compared to $106.87 per barrel in the comparative prior-year period.
The Company’s worldwide oil production increased 11.7 Mb/d to 198.0 Mb/d in the first six months of 2023 compared to the prior-year period, primarily a result of property acquisitions in the U.S., increased drilling activity, and recompletions, partially offset by natural production decline across all assets.
Natural Gas Gas revenues for the first six months of 2023 totaled $422 million, a $391 million decrease from the comparative 2022 period. A 46 percent decrease in average realized prices decreased natural gas revenues for the 2023 period by $371 million compared to the prior-year period, while 5 percent lower average daily production decreased revenues by $20 million compared to the prior-year period. Natural gas revenues accounted for 12 percent of total oil and gas production revenues and 35 percent of worldwide production for the first six months of 2023. The Company’s worldwide natural gas production decreased 43.0 MMcf/d to 831.5 MMcf/d in the first six months of 2023 compared to the prior-year period, primarily a result of natural production decline across all assets and sale of non-core assets in the U.S., partially offset by increased drilling activity, recompletions, and property acquisitions in the U.S.
NGL NGL revenues for the first six months of 2023 totaled $237 million, a $215 million decrease from the comparative 2022 period. A 45 percent decrease in average realized prices decreased NGL revenues for the 2023 period by $205 million compared to the prior-year period, while 4 percent lower average daily production decreased revenues by $10 million compared to the prior-year period. NGL revenues accounted for 7 percent of total oil and gas production revenues and 15 percent of worldwide production for the first six months of 2023. The Company’s worldwide NGL production decreased 2.2 Mb/d to 60 Mb/d in the first six months of 2023 compared to the prior-year period, primarily a result of natural production decline, partially offset by increased drilling activity, recompletions, and property acquisitions in the U.S.
Purchased Oil and Gas Sales
Purchased oil and gas sales represent volumes primarily attributable to transport, fuel, and physical in-basin gas purchases that were sold by the Company to fulfill natural gas takeaway obligations. Sales related to these purchased volumes totaled $144 million and $522 million during the second quarters of 2023 and 2022, respectively, and $383 million and $871 million during the first six months of 2023 and 2022, respectively. Purchased oil and gas sales were offset by associated purchase costs of $131 million and $528 million during the second quarters of 2023 and 2022, respectively, and $347 million and $879 million during the first six months of 2023 and 2022, respectively. Gross purchased oil and gas sales values were lower in the second quarter and the first six months of 2023, primarily due to lower average natural gas prices during the 2023 periods.

Operating Expenses
The Company’s operating expenses were as follows:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

	(In millions)
Lease operating expenses	$361	$359	$682	$703
Gathering, processing, and transmission	78	94	156	175
Purchased oil and gas costs	131	528	347	879
Taxes other than income	50	78	102	148
Exploration	43	56	95	98
General and administrative	72	89	137	245
Transaction, reorganization, and separation	2	3	6	17
Depreciation, depletion, and amortization:
Oil and gas property and equipment	354	269	679	547
Gathering, processing, and transmission assets	1	1	3	6
Other assets	12	8	17	16
Asset retirement obligation accretion	29	29	57	58
Impairments	46	—	46	—
Financing costs, net	82	76	154	228
Total Operating Expenses	$1,261	$1,590	$2,481	$3,120
Lease Operating Expenses (LOE)
LOE remained essentially flat in the second quarter of 2023 when compared to the second quarter of 2022 and decreased $21 million in the first six months of 2023 when compared to the first six months of 2022. On a per-unit basis, LOE decreased 3 percent and 4 percent in the second quarter and the first six months of 2023, respectively, from the comparative prior-year period. The decrease was primarily driven by the impact from changes in foreign currency exchange rates against the US dollar, decreased workover activity, primarily in the North Sea, and mark-to-market adjustments for cash-based stock compensation expense resulting from changes in the Company’s stock price. These decreases were offset by overall higher labor costs and chemical and other operating costs trending with global inflation.
Gathering, Processing, and Transmission (GPT)
The Company’s GPT expenses were as follows:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

	(In millions)
Third-party processing and transmission costs	$49	$68	$101	$134
Midstream service costs – ALTM	—	—	—	18
Midstream service costs – Kinetik	29	26	55	36
Upstream processing and transmission costs	78	94	156	188
Midstream operating expenses	—	—	—	5
Intersegment eliminations	—	—	—	(18)
Total Gathering, processing, and transmission	$78	$94	$156	$175
GPT costs decreased $16 million and $19 million in the second quarter and the first six months of 2023, respectively, from the comparative prior-year period, primarily the result of lower upstream processing and transmission costs, partially offset by impacts of the BCP Business Combination. Upstream processing and transmission costs decreased $16 million and $32 million in the second quarter and the first six months of 2023, respectively, from the comparative prior-year period, primarily driven by a decrease in natural gas production volumes when compared to the prior-year period. Costs for services provided by ALTM in the first six months of 2022, prior to the BCP Business Combination, totaling $18 million were eliminated in the Company’s consolidated financial statements and reflected as “Intersegment eliminations” in the table above. Subsequent to the BCP Business Combination and the Company’s deconsolidation of Altus on February 22, 2022, these midstream services continue to be provided by Kinetik Holdings Inc. (Kinetik) but are no longer eliminated.

Taxes Other Than Income
Taxes other than income decreased $28 million and $46 million from the second quarter and the first six months of 2022, respectively, primarily from lower severance taxes driven by lower commodity prices as compared to the prior-year periods.
Exploration Expenses
The Company’s exploration expenses were as follows:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

	(In millions)
Unproved leasehold impairments	$6	$2	$11	$6
Dry hole expense	23	36	53	41
Geological and geophysical expense	1	3	2	18
Exploration overhead and other	13	15	29	33
Total Exploration	$43	$56	$95	$98
Exploration expenses decreased $13 million from the second quarter of 2022, primarily the result of higher dry hole expense in Suriname during the second quarter of 2022. Exploration expenses decreased $3 million from the first six months of 2022, primarily the result of lower geological and geophysical expense and exploration overhead during the second quarter of 2023, partially offset by higher dry hole expense from increased Egypt exploration activity during 2023.
General and Administrative (G&A) Expenses
G&A expenses decreased $17 million and $108 million compared to the second quarter and the first six months of 2022, respectively. The decrease in expenses for the second quarter and the first six months of 2023 compared to the prior-year period was primarily driven by lower cash-based stock compensation expense resulting from changes in the Company’s stock price.
Transaction, Reorganization, and Separation (TRS) Costs
TRS costs remained essentially flat compared to the second quarter of 2022 and decreased $11 million compared to the first six months of 2022. The decrease in costs during the first six months of 2023 compared to the prior-year period was primarily a result of transaction costs from the BCP Business Combination in the first quarter of 2022.
Depreciation, Depletion, and Amortization (DD&A)
DD&A expenses on the Company’s oil and gas properties increased $85 million and $132 million from the second quarter and the first six months of 2022, respectively. The Company’s DD&A rate on its oil and gas properties increased $2.09 per boe and $1.79 per boe from the second quarter and the first six months of 2022, respectively, driven by general cost inflation. The increase on an absolute basis was also impacted by an increase in capital investment activity in Egypt and acquisitions in the U.S. over the past year.
Impairments
During the three and six months ended June 30, 2023, the Company recorded $46 million of impairments in connection with valuations of drilling and operations equipment inventory upon the Company’s decision to suspend drilling operations in the North Sea.

Financing Costs, Net
The Company’s Financing costs were as follows:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

	(In millions)
Interest expense	$89	$79	$177	$169
Amortization of debt issuance costs	1	5	2	7
Capitalized interest	(5)	(5)	(11)	(8)
(Gain) loss on extinguishment of debt	—	—	(9)	67
Interest income	(3)	(3)	(5)	(7)
Total Financing costs, net	$82	$76	$154	$228
Net financing costs increased $6 million and decreased $74 million from the second quarter and the first six months of 2022, respectively. The increase in costs during the second quarter of 2023 was primarily a result of interest expense on higher outstanding credit facility borrowings compared to the prior-year period. The decrease in costs during the first six months of 2023 was primarily the result of losses incurred on the extinguishment of debt during the first six months of 2022 and gains on extinguishment of debt in the first six months of 2023.
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
During the second quarter of 2023, the Company’s effective income tax rate was primarily impacted by a decrease in the amount of valuation allowance against its U.S. deferred tax assets. The Company’s 2023 year-to-date effective income tax rate was primarily impacted by a deferred tax expense related to the remeasurement of taxes in the U.K. as a result of the enactment of Finance Act 2023 on January 10, 2023, and a decrease in the amount of valuation allowance against its U.S. deferred tax assets. During the second quarter of 2022, the Company’s effective income tax rate was primarily impacted by a decrease in the amount of valuation allowance against its U.S. deferred tax assets. The Company’s 2022 year-to-date effective income tax rate was primarily impacted by the gain associated with deconsolidation of Altus, the gain on sale of certain non-core mineral rights in the Delaware Basin, and a decrease in the amount of valuation allowance against its U.S. deferred tax assets.
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
The Company has a full valuation allowance against its U.S. net deferred tax assets. The Company will continue to maintain a full valuation allowance on its U.S. net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance. However, given the Company’s current and anticipated future domestic earnings, the Company believes that there is a reasonable possibility that within the next 12 months sufficient positive evidence may become available to allow the Company to reach a conclusion that a significant portion of the U.S. valuation allowance will no longer be needed. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense, which could be material, for the period the release is recorded.

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
The Company expects its full-year 2023 estimated upstream capital investment to be approximately $1.9 billion and remains committed to its capital return framework established in 2021 for equity holders to participate more directly and materially in cash returns through dividends and share repurchases.
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
The Company may also elect to utilize available cash on hand, committed borrowing capacity, access to both debt and equity capital markets, or proceeds from the sale of nonstrategic assets for other liquidity and capital resource needs, if required.
For additional information, refer to Part I, Items 1 and 2—Business and Properties, and Item 1A—Risk Factors, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Sources and Uses of Cash
The following table presents the sources and uses of the Company’s cash and cash equivalents for the periods presented:

	For the Six Months Ended June 30,
	2023	2022

	(In millions)
Sources of Cash and Cash Equivalents:
Net cash provided by operating activities	$1,335	$2,426
Proceeds from revolving credit facilities, net	196	—
Proceeds from asset divestitures	28	751
Proceeds from sale of Kinetik shares	—	224
Total Sources of Cash and Cash Equivalents	1,559	3,401
Uses of Cash and Cash Equivalents:
Additions to upstream oil and gas property	$1,119	$741
Leasehold and property acquisitions	10	26
Payments on revolving credit facilities, net	—	267
Payments on Apache fixed-rate debt	65	1,370
Dividends paid to APA common stockholders	155	86
Distributions to noncontrolling interest – Egypt	100	159
Treasury stock activity, net	188	552
Deconsolidation of Altus cash and cash equivalents	—	143
Other, net	25	77
Total Uses of Cash and Cash Equivalents	1,662	3,421
Decrease in Cash and Cash Equivalents	$(103)	$(20)
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
Net cash provided by operating activities during the first six months of 2023 totaled $1.3 billion, down $1.1 billion from the first six months of 2022, primarily the result of significantly lower commodity prices and associated revenues and timing of working capital items.
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
Proceeds from Revolving Credit Facilities, Net As of June 30, 2023, outstanding borrowings under the Company’s U.S. dollar denominated syndicated credit facility were $762 million, an increase of $196 million since December 31, 2022.
Proceeds from Asset Divestitures The Company received $28 million and $751 million in proceeds from the divestiture of certain non-core assets during the first six months of 2023 and 2022, respectively. The Company also received $224 million of cash proceeds from the sale of four million of its shares in Kinetik during the first six months of 2022. For more information regarding the Company’s acquisitions and divestitures, refer to Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Uses of Cash and Cash Equivalents
Additions to Upstream Oil & Gas Property Exploration and development cash expenditures were $1.1 billion and $741 million during the first six months of 2023 and 2022, respectively. The increase in capital investment is reflective of the increase in the Company’s capital program that has gradually increased over the past year. The Company operated an average of approximately 24 drilling rigs during the first six months of 2023, compared to an average of approximately 19 drilling rigs during the first six months of 2022.
Leasehold and Property Acquisitions During the first six months of 2023 and 2022, the Company completed leasehold and property acquisitions, primarily in the Permian Basin, for total cash consideration of $10 million and $26 million, respectively.
Payments on Apache Fixed-Rate Debt During the six months ended June 30, 2023, Apache purchased in the open market and canceled senior notes issued under its indentures in an aggregate principal amount of $74 million for an aggregate purchase price of $65 million in cash, including accrued interest and broker fees, reflecting a discount to par of an aggregate $10 million. The Company recognized a $9 million gain on these repurchases. The repurchases were partially financed by Apache’s borrowing under the Company’s US dollar-denominated revolving credit facility.
During the six months ended June 30, 2022, Apache closed cash tender offers for certain outstanding notes issued under its indentures, accepting for purchase $1.1 billion aggregate principal amount of notes. Apache paid holders an aggregate $1.2 billion in cash, reflecting principal, premium to par, and accrued and unpaid interest. The Company recognized a $66 million loss on extinguishment of debt, including $11 million of unamortized debt discount and issuance costs in connection with the note purchases. The repurchases were partially financed by borrowing under Apache’s former revolving credit facility.
During the six months ended June 30, 2022, Apache purchased in the open market and canceled senior notes issued under its indentures in an aggregate principal amount of $15 million for an aggregate purchase price of $16 million in cash, including accrued interest and broker fees, reflecting a premium to par of an aggregate $1 million. The Company recognized a $1 million loss on these repurchases. The repurchases were partially financed by borrowing under Apache’s former revolving credit facility.
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
Dividends Paid to APA Common Stockholders The Company paid $155 million and $86 million during the first six months of 2023 and 2022, respectively, for dividends on its common stock. During the third quarter of 2022, the Company’s Board of Directors approved an increase to its quarterly dividend from $0.125 to $0.25 per share.
Distributions to Noncontrolling Interest - Egypt Sinopec International Petroleum Exploration and Production Corporation (Sinopec) holds a one-third minority participation interest in the Company’s oil and gas operations in Egypt. The Company paid $100 million and $159 million during the first six months of 2023 and 2022, respectively, in cash distributions to Sinopec.
Treasury Stock Activity, net In the first six months of 2023, the Company repurchased 5 million shares at an average price of $37.53 per share totaling $188 million, and as of June 30, 2023, the Company had remaining authorization to repurchase 48 million shares. In the first six months of 2022, the Company repurchased 14.2 million shares at an average price of $38.79 per share totaling $552 million.

Liquidity
The following table presents a summary of the Company’s key financial indicators:

	June 30, 2023	December 31, 2022

	(In millions)
Cash and cash equivalents	$142	$245
Total debt – APA and Apache	5,576	5,453
Total equity	1,696	1,345
Available committed borrowing capacity under syndicated credit facilities	2,194	2,238
Cash and Cash Equivalents As of June 30, 2023, the Company had $142 million in cash and cash equivalents. The majority of the Company’s cash is invested in highly liquid, investment-grade instruments with maturities of three months or less at the time of purchase.
Debt As of June 30, 2023, the Company had $5.6 billion in total debt outstanding, which consisted of notes and debentures of Apache, credit facility borrowings, and finance lease obligations. As of June 30, 2023, current debt included $2 million of finance lease obligations.
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
As of June 30, 2023, there were $762 million of borrowings under the USD Agreement and an aggregate £590 million in letters of credit outstanding under the GBP Agreement. As of June 30, 2023, there were no letters of credit outstanding under the USD Agreement. As of December 31, 2022, there were $566 million of borrowings and a $20 million letter of credit outstanding under the USD Agreement, and an aggregate £652 million in letters of credit outstanding under the GBP Agreement. The letters of credit denominated in pounds were issued to support North Sea decommissioning obligations, the terms of which required such support after Standard & Poor’s reduced Apache’s credit rating from BBB to BB+ on March 26, 2020.
Uncommitted Credit Facilities Apache, from time to time, has and uses uncommitted credit and letter of credit facilities for working capital and credit support purposes. As of June 30, 2023 and December 31, 2022, there were no outstanding borrowings under these facilities. As of June 30, 2023 there were £185 million and $3 million in letters of credit outstanding under these facilities. As of December 31, 2022, there were £199 million and $17 million in letters of credit outstanding under these facilities.

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
As of June 30, 2023, Apache has incurred $464 million in decommissioning costs related to several Legacy GOM Assets. GOM Shelf did not, and has confirmed that it will not, reimburse Apache for these decommissioning costs. As a result, Apache has sought and will continue to seek reimbursement from its security for these costs, of which $276 million had been reimbursed from Trust A as of June 30, 2023. If GOM Shelf does not reimburse Apache for further decommissioning costs incurred with respect to Legacy GOM Assets, then Apache will continue to seek reimbursement from Trust A, to the extent of available funds, and thereafter, will seek reimbursement from the Bonds and the Letters of Credit until all such funds and securities are fully utilized. In addition, after such sources have been exhausted, Apache has agreed to provide a standby loan to GOM Shelf of up to $400 million to perform decommissioning (Standby Loan Agreement), with such standby loan secured by a first and prior lien on the Legacy GOM Assets.

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
As of June 30, 2023, Apache estimates that its potential liability to fund the remaining decommissioning of Legacy GOM Assets it may be ordered to perform or fund ranges from $922 million to $1.1 billion on an undiscounted basis. Management does not believe any specific estimate within this range is a better estimate than any other. Accordingly, the Company has recorded a contingent liability of $922 million as of June 30, 2023, representing the estimated costs of decommissioning it may be required to perform or fund on Legacy GOM Assets. Of the total liability recorded, $472 million is reflected under the caption “Decommissioning contingency for sold Gulf of Mexico properties,” and $450 million is reflected under “Other current liabilities” in the Company’s consolidated balance sheet. Changes in significant assumptions impacting Apache’s estimated liability, including expected decommissioning rig spread rates, lift boat rates, and planned abandonment logistics could result in a liability in excess of the amount accrued.
As of June 30, 2023, the Company has also recorded a $507 million asset, which represents the amount the Company expects to be reimbursed from the Trust A funds, the Bonds, and the Letters of Credit for decommissioning it may be required to perform on Legacy GOM Assets. Of the total asset recorded, $57 million is reflected under the caption “Decommissioning security for sold Gulf of Mexico properties,” and $450 million is reflected under “Other current assets.”
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

The Company’s average crude oil price realizations decreased 33 percent from $113.79 per barrel to $76.38 per barrel during the second quarters of 2022 and 2023, respectively. The Company’s average natural gas price realizations decreased 58 percent from $5.65 per Mcf to $2.39 per Mcf during the second quarters of 2022 and 2023, respectively. The Company’s average NGL price realizations decreased 54 percent from $40.97 per barrel to $18.69 per barrel during the second quarters of 2022 and 2023, respectively. Based on average daily production for the second quarter of 2023, a $1.00 per barrel change in the weighted average realized oil price would have increased or decreased revenues for the quarter by approximately $18 million, a $0.10 per Mcf change in the weighted average realized natural gas price would have increased or decreased revenues for the quarter by approximately $8 million, and a $1.00 per barrel change in the weighted average realized NGL price would have increased or decreased revenues for the quarter by approximately $6 million.
The Company periodically enters into derivative positions on a portion of its projected crude oil and natural gas production through a variety of financial and physical arrangements intended to manage fluctuations in cash flows resulting from changes in commodity prices. Such derivative positions may include the use of futures contracts, swaps, and/or options. The Company does not hold or issue derivative instruments for trading purposes. As of June 30, 2023, the Company had open natural gas derivatives not designated as cash flow hedges in an asset position with a fair value of $36 million. A 10 percent change in natural gas prices would be immaterial to the fair value of the commodity derivatives, assuming volatility based on prevailing market parameters as of June 30, 2023. Refer to Note 4—Derivative Instruments and Hedging Activities in the Notes to Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for notional volumes and terms with the Company’s derivative contracts.
Interest Rate Risk
As of June 30, 2023, the Company had $4.8 billion, net, in outstanding notes and debentures, all of which was fixed-rate debt, with a weighted average interest rate of 5.34 percent. Although near-term changes in interest rates may affect the fair value of fixed-rate debt, such changes do not expose the Company to the risk of earnings or cash flow loss associated with that debt.
The Company is also exposed to interest rate risk related to its interest-bearing cash and cash equivalents balances and amounts outstanding under its syndicated credit facilities. As of June 30, 2023, the Company had approximately $142 million in cash and cash equivalents, approximately 83 percent of which was invested in money market funds and short-term investments with major financial institutions. As of June 30, 2023, there were $762 million of borrowings outstanding under the Company’s syndicated revolving credit facilities. Changes in the interest rate applicable to short-term investments and credit facility borrowings are expected to have an immaterial impact on earnings and cash flows but could impact interest costs associated with future debt issuances or any future borrowings.
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
Foreign currency gains and losses also arise when monetary assets and monetary liabilities denominated in foreign currencies are translated at the end of each month. Foreign currency gains and losses are included as either a component of “Other” under “Revenues and Other” or, as is the case when the Company re-measures its foreign tax liabilities, as a component of the Company’s provision for income tax expense on the statement of consolidated operations. Foreign currency net gain or loss of $5 million would result from a 10 percent weakening or strengthening, respectively, in the British pound as of June 30, 2023.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Company’s Chief Executive Officer and President, in his capacity as principal executive officer, and Stephen J. Riney, the Company’s Executive Vice President and Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2023, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that the information the Company is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
Given the nature of its business, Apache Corporation may be subject to different or additional risks than those applicable to the Company. For a description of these risks, refer to the disclosures in Apache Corporation’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2023 and June 30, 2023 and Apache Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information on shares of common stock repurchased by the Company during the quarter ended June 30, 2023:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 to April 30, 2023	—	$—	—	48,968,089
May 1 to May 31, 2023	1,348,347	33.72	1,348,347	47,619,742
June 1 to June 30, 2023	—	—	—	47,619,742
Total	1,348,347	$33.72
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

ITEM 5.    OTHER INFORMATION
During the three months ended June 30, 2023, none of the Company’s officers or directors adopted or terminated any Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement” (as such term is defined in Item 408 of Regulation S-K promulgated under the Securities Act).

ITEM 6.    EXHIBITS

3.1	–
Amended and Restated Certificate of Incorporation of Registrant, dated March 1, 2021, as filed with the Secretary of State of the State of Delaware on March 1, 2021 (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K12B filed March 1, 2021, SEC File No. 001-40144).

3.2	–
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant, dated May 24, 2023, as filed with the Secretary of State of the State of Delaware on May 24, 2023 (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed May 25, 2023, SEC File No. 001-40144).

3.3	–	Amended and Restated Bylaws of Registrant, dated February 2, 2023 (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed February 8, 2023, SEC File No. 001-40144).
*31.1	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Executive Officer.
*31.2	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Financial Officer.
**32.1	–	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer and Principal Financial Officer.
*101	–
The following financial statements from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Statement of Consolidated Operations, (ii) Statement of Consolidated Comprehensive Income (Loss), (iii) Statement of Consolidated Cash Flows, (iv) Consolidated Balance Sheet, (v) Statement of Consolidated Changes in Equity (Deficit) and Noncontrolling Interests and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

APA CORPORATION

Dated:	August 3, 2023	/s/ STEPHEN J. RINEY
Stephen J. Riney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	August 3, 2023	/s/ REBECCA A. HOYT
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer, and Controller
(Principal Accounting Officer)