Form 10-Q
period 2023-09-30
APA Corp
filed 2023-11-02
CIK 1841666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of registrant’s common stock outstanding as of October 31, 2023	306,719,421

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
•production and reserve levels;
•drilling risks;
•economic and competitive conditions, including market and macro-economic disruptions resulting from the Russian war in Ukraine, the armed conflict in Israel and Gaza, and actions taken by foreign oil and gas producing nations, including the Organization of the Petroleum Exporting Countries (OPEC) and non-OPEC members that participate in OPEC initiatives (OPEC+);
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
•other risks and uncertainties disclosed in the Company’s third-quarter 2023 earnings release;
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

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

	(In millions, except share data)
REVENUES AND OTHER:
Oil, natural gas, and natural gas liquids production revenues(1)	$2,079	$2,302	$5,500	$7,147
Purchased oil and gas sales(1)	229	585	612	1,456
Total revenues	2,308	2,887	6,112	8,603
Derivative instrument gains (losses), net	—	(44)	104	(138)
Gain on divestitures, net	1	31	7	1,180
Other, net	—	(2)	77	107
	2,309	2,872	6,300	9,752
OPERATING EXPENSES:
Lease operating expenses	394	364	1,076	1,067
Gathering, processing, and transmission(1)	89	99	245	274
Purchased oil and gas costs(1)	211	573	558	1,452
Taxes other than income	61	82	163	230
Exploration	49	95	144	193
General and administrative	139	69	276	314
Transaction, reorganization, and separation	5	4	11	21
Depreciation, depletion, and amortization	418	310	1,117	879
Asset retirement obligation accretion	29	29	86	87
Impairments	—	—	46	—
Financing costs, net	81	75	235	303
	1,476	1,700	3,957	4,820
NET INCOME BEFORE INCOME TAXES	833	1,172	2,343	4,932
Current income tax provision	422	357	1,022	1,164
Deferred income tax provision (benefit)	(144)	285	(22)	225
NET INCOME INCLUDING NONCONTROLLING INTERESTS	555	530	1,343	3,543
Net income attributable to noncontrolling interest – Egypt	96	108	261	368
Net income attributable to noncontrolling interest – Altus	—	—	—	14
Net loss attributable to Altus Preferred Unit limited partners	—	—	—	(70)
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$459	$422	$1,082	$3,231

NET INCOME PER COMMON SHARE:
Basic	$1.49	$1.28	$3.50	$9.54
Diluted	$1.49	$1.28	$3.50	$9.51
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	308	329	309	339
Diluted	308	330	309	340
(1)    For transactions associated with Kinetik, refer to Note 6—Equity Method Interests for further detail.
The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

	(In millions)
NET INCOME INCLUDING NONCONTROLLING INTERESTS	$555	$530	$1,343	$3,543
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Pension and postretirement benefit plan	—	—	3	(1)
COMPREHENSIVE INCOME INCLUDING NONCONTROLLING INTERESTS	555	530	1,346	3,542
Comprehensive income attributable to noncontrolling interest – Egypt	96	108	261	368
Comprehensive income attributable to noncontrolling interest – Altus	—	—	—	14
Comprehensive loss attributable to Altus Preferred Unit limited partners	—	—	—	(70)
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCK	$459	$422	$1,085	$3,230

The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022

	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interests	$1,343	$3,543
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized derivative instrument (gains) losses, net	(61)	119
Gain on divestitures, net	(7)	(1,180)
Exploratory dry hole expense and unproved leasehold impairments	91	129
Depreciation, depletion, and amortization	1,117	879
Asset retirement obligation accretion	86	87
Impairments	46	—
Provision for (benefit from) deferred income taxes	(22)	225
(Gain) loss on extinguishment of debt	(9)	67
Other, net	(45)	(91)
Changes in operating assets and liabilities:
Receivables	(289)	(554)
Inventories	19	(81)
Drilling advances and other current assets	40	7
Deferred charges and other long-term assets	227	(3)
Accounts payable	(2)	175
Accrued expenses	1	249
Deferred credits and noncurrent liabilities	(436)	(41)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,099	3,530
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to upstream oil and gas property	(1,747)	(1,168)
Acquisition of Delaware Basin properties	(24)	(563)
Leasehold and property acquisitions	(11)	(30)
Proceeds from sale of oil and gas properties	29	778
Proceeds from sale of Kinetik shares	—	224
Deconsolidation of Altus cash and cash equivalents	—	(143)
Other, net	(29)	8
NET CASH USED IN INVESTING ACTIVITIES	(1,782)	(894)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments on) revolving credit facilities, net	202	(22)
Payments on Apache fixed-rate debt	(65)	(1,370)
Distributions to noncontrolling interest – Egypt	(154)	(237)
Treasury stock activity, net	(208)	(884)
Dividends paid to APA common stockholders	(232)	(127)
Other, net	(10)	(30)
NET CASH USED IN FINANCING ACTIVITIES	(467)	(2,670)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(150)	(34)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	245	302
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$95	$268

SUPPLEMENTARY CASH FLOW DATA:
Interest paid, net of capitalized interest	$278	$274
Income taxes paid, net of refunds	867	1,029
The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30, 2023	December 31, 2022

	(In millions, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$95	$245
Receivables, net of allowance of $103 and $117	1,753	1,466
Other current assets (Note 5)	952	997
	2,800	2,708
PROPERTY AND EQUIPMENT:
Oil and gas properties	43,908	42,356
Gathering, processing, and transmission facilities	447	449
Other	613	613
Less: Accumulated depreciation, depletion, and amortization	(35,468)	(34,406)
	9,500	9,012
OTHER ASSETS:
Equity method interests (Note 6)	681	624
Decommissioning security for sold Gulf of Mexico properties (Note 11)	38	217
Deferred charges and other	526	586
	$13,545	$13,147

LIABILITIES, NONCONTROLLING INTERESTS, AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$741	$771
Current debt	2	2
Other current liabilities (Note 7)	1,892	2,143
	2,635	2,916
LONG-TERM DEBT (Note 9)	5,582	5,451
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Income taxes	305	314
Asset retirement obligation (Note 8)	2,006	1,940
Decommissioning contingency for sold Gulf of Mexico properties (Note 11)	470	738
Other	440	443
	3,221	3,435
EQUITY:
Common stock, $0.625 par, 860,000,000 shares authorized, 420,593,611 and 419,869,987 shares issued, respectively	263	262
Paid-in capital	11,197	11,420
Accumulated deficit	(4,732)	(5,814)
Treasury stock, at cost, 113,797,342 and 108,310,838 shares, respectively	(5,667)	(5,459)
Accumulated other comprehensive income	17	14
APA SHAREHOLDERS’ EQUITY	1,078	423
Noncontrolling interest – Egypt	1,029	922
TOTAL EQUITY	2,107	1,345
	$13,545	$13,147

The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY (DEFICIT) AND NONCONTROLLING INTERESTS
(Unaudited)

	Redeemable Noncontrolling Interest - Altus Preferred Unit Limited Partners(1)	Common Stock	Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	APA SHAREHOLDERS’ EQUITY	Noncontrolling Interests(1)	TOTAL EQUITY

	(In millions)
For the Quarter Ended September 30, 2022
Balance at June 30, 2022	$—	$262	$11,567	$(6,679)	$(4,587)	$21	$584	$921	$1,505
Net income attributable to common stock	—	—	—	422	—	—	422	—	422
Net income attributable to noncontrolling interest – Egypt	—	—	—	—	—	—	—	108	108
Distributions to noncontrolling interest – Egypt	—	—	—	—	—	—	—	(78)	(78)
Common dividends declared ($0.25 per share)	—	—	(80)	—	—	—	(80)	—	(80)
Treasury stock activity, net	—	—	—	—	(333)	—	(333)	—	(333)
Other	—	—	7	—	—	—	7	—	7
Balance at September 30, 2022	$—	$262	$11,494	$(6,257)	$(4,920)	$21	$600	$951	$1,551

For the Quarter Ended September 30, 2023
Balance at June 30, 2023	$—	$263	$11,267	$(5,191)	$(5,647)	$17	$709	$987	$1,696
Net income attributable to common stock	—	—	—	459	—	—	459	—	459
Net income attributable to noncontrolling interest – Egypt	—	—	—	—	—	—	—	96	96
Distributions to noncontrolling interest – Egypt	—	—	—	—	—	—	—	(54)	(54)
Common dividends declared ($0.25 per share)	—	—	(77)	—	—	—	(77)	—	(77)
Treasury stock activity, net	—	—	—	—	(20)	—	(20)	—	(20)
Other	—	—	7	—	—	—	7	—	7
Balance at September 30, 2023	$—	$263	$11,197	$(4,732)	$(5,667)	$17	$1,078	$1,029	$2,107
(1)    As a result of the BCP Business Combination (as defined herein), the Company deconsolidated Altus (as defined herein) on February 22, 2022. Refer to Note 1—Summary of Significant Accounting Policies and Note 2—Acquisitions and Divestitures for further detail.

The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY (DEFICIT) AND NONCONTROLLING INTERESTS - Continued
(Unaudited)

	Redeemable Noncontrolling Interest - Altus Preferred Unit Limited Partners(1)	Common Stock	Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	APA SHAREHOLDERS’ EQUITY (DEFICIT)	Noncontrolling Interests(1)	TOTAL EQUITY (DEFICIT)

	(In millions)
For the Nine Months Ended September 30, 2022
Balance at December 31, 2021	$712	$262	$11,645	$(9,488)	$(4,036)	$22	$(1,595)	$878	$(717)
Net income attributable to common stock	—			3,231	—	—	3,231	—	3,231
Net income attributable to noncontrolling interest – Egypt	—	—	—	—	—	—	—	368	368
Net income attributable to noncontrolling interest – Altus	—	—	—	—	—	—	—	14	14
Net loss attributable to Altus Preferred Unit limited partners	(70)	—	—	—	—	—	—	—	—
Distributions to noncontrolling interest – Egypt	—	—	—	—	—	—	—	(237)	(237)
Common dividends declared ($0.50 per share)	—	—	(165)	—	—	—	(165)	—	(165)
Deconsolidation of Altus	(642)	—	—	—	—	—	—	(72)	(72)
Treasury stock activity, net	—	—	—	—	(884)	—	(884)	—	(884)
Other	—	—	14	—	—	(1)	13	—	13
Balance at September 30, 2022	$—	$262	$11,494	$(6,257)	$(4,920)	$21	$600	$951	$1,551

For the Nine Months Ended September 30, 2023
Balance at December 31, 2022	$—	$262	$11,420	$(5,814)	$(5,459)	$14	$423	$922	$1,345
Net income attributable to common stock	—	—	—	1,082	—	—	1,082	—	1,082
Net income attributable to noncontrolling interest – Egypt	—	—	—	—	—	—	—	261	261
Distributions to noncontrolling interest – Egypt	—	—	—	—	—	—	—	(154)	(154)
Common dividends declared ($0.75 per share)	—	—	(232)	—	—	—	(232)	—	(232)
Treasury stock activity, net	—	—	—	—	(208)	—	(208)	—	(208)
Other	—	1	9	—	—	3	13	—	13
Balance at September 30, 2023	$—	$263	$11,197	$(4,732)	$(5,667)	$17	$1,078	$1,029	$2,107
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
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of September 30, 2023, the Company's significant accounting policies are consistent with those discussed in Note 1—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The Company’s financial statements for prior periods may include reclassifications that were made to conform to the current-year presentation.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of APA and its subsidiaries after elimination of intercompany balances and transactions.
The Company’s undivided interests in oil and gas exploration and production ventures and partnerships are proportionately consolidated. The Company consolidates all other investments in which, either through direct or indirect ownership, it has more than a 50 percent voting interest or controls the financial and operating decisions. The Company has determined that a limited partnership and APA subsidiary, which has control over APA’s Egyptian operations, qualifies as a variable interest entity (VIE) under GAAP. Apache consolidates the activities of APA’s Egyptian operations because it has concluded that a wholly owned subsidiary has a controlling financial interest in APA’s Egyptian operations and was determined to be the primary beneficiary of the VIE.
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
During the three and nine months ended September 30, 2023 and 2022, the Company recorded no asset impairments in connection with fair value assessments.
Revenue Recognition
There have been no significant changes to the Company’s contracts with customers during the nine months ended September 30, 2023 and 2022.

Receivables from contracts with customers, including receivables for purchased oil and gas sales, in each case, net of allowance for credit losses, were $1.6 billion and $1.3 billion as of September 30, 2023 and December 31, 2022, respectively. Payments under contracts with customers are typically due within a short-term period of 60 days after physical delivery of the product or service has been rendered. Over the past year, the Company experienced a gradual decline in the timeliness of receipts from the Egyptian General Petroleum Corporation (EGPC) for the Company’s Egyptian oil and gas sales. Although the Company continues to receive periodic payments from EGPC, deteriorating economic conditions in Egypt have lessened the availability of U.S. dollars in Egypt, resulting in a longer-than-usual delay in receipts from EGPC. Continuation of the currency shortage in Egypt could lead to further delays, deferrals of payment, or non-payment in the future; however, the Company currently anticipates that it will ultimately be able to collect its receivable from EGPC.
Oil and gas production revenues include income taxes that will be paid to the Arab Republic of Egypt by EGPC on behalf of the Company. Revenue and associated expenses related to such tax volumes are recorded as “Oil, natural gas, and natural gas liquids production revenues” and “Current income tax provision,” respectively, in the Company’s statement of consolidated operations.
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
During the second quarter of 2023, the Company recorded $46 million of impairments in connection with valuations of drilling and operations equipment inventory upon the Company’s decision to suspend drilling operations in the North Sea.
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
2.    ACQUISITIONS AND DIVESTITURES
2023 Activity
During the third quarter and first nine months of 2023, the Company completed leasehold and property acquisitions, primarily in the Permian Basin, for total cash consideration of approximately $1 million and $11 million, respectively.
During the third quarter and first nine months of 2023, the Company completed the sale of non-core assets and leasehold in multiple transactions for total cash proceeds of $1 million and $29 million, respectively, recognizing a gain of approximately $1 million and $7 million, respectively, upon closing of these transactions.

2022 Activity
During the third quarter of 2022, the Company closed on the acquisition of oil and gas assets in the Delaware Basin for a total purchase price of $615 million after post-closing adjustments. Final cash settlements of $24 million were completed during the first nine months of 2023. The Company recorded $581 million for proved properties, $38 million for unproved leasehold, and $4 million for abandonment obligations.
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
During the first nine months of 2022, the Company completed a transaction to sell certain non-core mineral rights in the Delaware Basin. The Company received total cash proceeds of approximately $726 million after certain post-closing adjustments and recognized an associated gain of approximately $560 million.
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
3.    CAPITALIZED EXPLORATORY WELL COSTS
The Company’s capitalized exploratory well costs were $541 million and $474 million as of September 30, 2023 and December 31, 2022, respectively. The increase is attributable to additional drilling activity offshore Suriname and in Egypt. Approximately $5 million of suspended well costs previously capitalized for greater than one year at December 31, 2022 were charged to dry hole expense during the third quarter of 2023.
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

Counterparty Risk
The use of derivative instruments exposes the Company to credit loss in the event of nonperformance by the counterparty. To reduce the concentration of exposure to any individual counterparty, the Company utilizes a diversified group of investment-grade rated counterparties, primarily financial institutions, for its derivative transactions. As of September 30, 2023, the Company had derivative positions with seven counterparties. The Company monitors counterparty creditworthiness on an ongoing basis; however, it cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, the Company may be limited in its ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, the Company may not realize the benefit of some of its derivative instruments resulting from lower commodity prices or changes in currency exchange rates.
Derivative Instruments
Commodity Derivative Instruments
As of September 30, 2023, the Company had the following open natural gas financial basis swap contracts:

		Basis Swap Purchased		Basis Swap Sold
Production Period	Settlement Index	MMBtu (in 000’s)	Weighted Average Price Differential	MMBtu (in 000’s)	Weighted Average Price Differential
October—December 2023	NYMEX Henry Hub/IF Waha	18,400	$(1.15)	—	—
October—December 2023	NYMEX Henry Hub/IF HSC	—	—	18,400	$(0.08)
January—June 2024	NYMEX Henry Hub/IF Waha	16,380	$(1.15)	—	—
January—June 2024	NYMEX Henry Hub/IF HSC	—	—	16,380	$(0.10)
Fair Value Measurements
The following table presents the Company’s derivative assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Price in Active Markets (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Netting(1)	Carrying Amount

	(In millions)
September 30, 2023
Assets:
Commodity derivative instruments	$—	$16	$—	$16	$—	$16

December 31, 2022
Assets:
Commodity derivative instruments	$—	$5	$—	$5	$—	$5
Liabilities:
Commodity derivative instruments	—	50	—	50	—	50
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

	September 30, 2023	December 31, 2022

	(In millions)
Current Assets: Other current assets	$16	$—
Other Assets: Deferred charges and other	—	5
Total derivative assets	$16	$5

Current Liabilities: Other current liabilities	$—	$50
Total derivative liabilities	$—	$50
Derivative Activity Recorded in the Statement of Consolidated Operations
The following table summarizes the effect of derivative instruments on the Company’s statement of consolidated operations:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

	(In millions)
Realized:
Commodity derivative instruments	$19	$(2)	$43	$(11)
Foreign currency derivative instruments	—	(6)	—	(8)
Realized gains (losses), net	19	(8)	43	(19)
Unrealized:
Commodity derivative instruments	(19)	(35)	61	(79)
Foreign currency derivative instruments	—	(1)	—	(9)
Preferred Units embedded derivative	—	—	—	(31)
Unrealized gains (losses), net	(19)	(36)	61	(119)
Derivative instrument gains (losses), net	$—	$(44)	$104	$(138)
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
5.    OTHER CURRENT ASSETS
The following table provides detail of the Company’s other current assets:

	September 30, 2023	December 31, 2022

	(In millions)
Inventories	$443	$427
Drilling advances	87	89
Prepaid assets and other	49	31
Current decommissioning security for sold Gulf of Mexico assets	373	450
Total Other current assets	$952	$997

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
The Company has received approximately 2.5 million shares of Kinetik’s Class A Common Stock as paid-in-kind dividends through September 30, 2023. As of September 30, 2023, the Company’s ownership of 20.2 million shares represented approximately 14 percent of Kinetik’s outstanding Class A Common Stock.
The Company recorded changes in the fair value of its equity method interest in Kinetik totaling losses of $14 million and $17 million in the third quarters of 2023 and 2022, respectively, and gains of $57 million and $49 million in the first nine months of 2023 and 2022, respectively. These gains and losses were recorded as a component of “Revenues and other” in the Company’s statement of consolidated operations.
The following table represents sales and costs associated with Kinetik:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

	(In millions)
Natural gas and NGLs sales	$35	$—	$78	$—
Purchased oil and gas sales	11	—	18	—
	$46	$—	$96	$—

Gathering, processing, and transmission costs	$26	$28	$81	$64
Purchased oil and gas costs	37	—	65	—
	$63	$28	$146	$64
As of September 30, 2023, the Company has recorded accrued costs payable to Kinetik of approximately $43 million and receivables from Kinetik of approximately $29 million.
7.    OTHER CURRENT LIABILITIES
The following table provides detail of the Company’s other current liabilities:

	September 30, 2023	December 31, 2022

	(In millions)
Accrued operating expenses	$161	$145
Accrued exploration and development	328	333
Accrued compensation and benefits	379	514
Accrued interest	66	97
Accrued income taxes	228	90
Current asset retirement obligation	55	55
Current operating lease liability	108	167
Current decommissioning contingency for sold Gulf of Mexico properties	225	450
Other	342	292
Total Other current liabilities	$1,892	$2,143

8.    ASSET RETIREMENT OBLIGATION
The following table describes changes to the Company’s asset retirement obligation (ARO) liability:

September 30, 2023
(In millions)
Asset retirement obligation, December 31, 2022	$1,995
Liabilities incurred	14
Liabilities settled	(34)
Accretion expense	86
Asset retirement obligation, September 30, 2023	2,061
Less current portion	(55)
Asset retirement obligation, long-term	$2,006
9.    DEBT AND FINANCING COSTS
The following table presents the carrying values of the Company’s debt:

	September 30, 2023	December 31, 2022

	(In millions)
Apache notes and debentures before unamortized discount and debt issuance costs(1)	$4,835	$4,908
Syndicated credit facilities(2)	768	566
Apache finance lease obligations	33	34
Unamortized discount	(26)	(27)
Debt issuance costs	(26)	(28)
Total debt	5,584	5,453
Current maturities	(2)	(2)
Long-term debt	$5,582	$5,451
(1)    The fair values of the Apache notes and debentures were $4.1 billion and $4.2 billion as of September 30, 2023 and December 31, 2022, respectively.
The Company uses a market approach to determine the fair values of its notes and debentures using estimates provided by an independent investment financial data services firm (a Level 2 fair value measurement).
(2)    The carrying value of borrowings on credit facilities approximates fair value because interest rates are variable and reflective of market rates.
At each of September 30, 2023 and December 31, 2022, current debt included $2 million of finance lease obligations.
During the nine months ended September 30, 2023, Apache purchased in the open market and canceled senior notes issued under its indentures in an aggregate principal amount of $74 million for an aggregate purchase price of $65 million in cash, including accrued interest and broker fees, reflecting a discount to par of an aggregate $10 million. The Company recognized a $9 million gain on these repurchases. The repurchases were partially financed by Apache’s borrowing under the Company’s US dollar-denominated revolving credit facility.
During the nine months ended September 30, 2022, Apache closed cash tender offers for certain outstanding notes issued under its indentures, accepting for purchase $1.1 billion aggregate principal amount of notes. Apache paid holders an aggregate $1.2 billion in cash, reflecting principal, premium to par, and accrued and unpaid interest. The Company recognized a $66 million loss on extinguishment of debt, including $11 million of unamortized debt discount and issuance costs in connection with the note purchases. The repurchases were partially financed by borrowing under Apache’s former revolving credit facility.
During the nine months ended September 30, 2022, Apache purchased in the open market and canceled senior notes issued under its indentures in an aggregate principal amount of $15 million for an aggregate purchase price of $16 million in cash, including accrued interest and broker fees, reflecting a premium to par of $1 million. The Company recognized a $1 million loss on these repurchases. The repurchases were partially financed by borrowing under Apache’s former revolving credit facility.
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
As of September 30, 2023, there were $768 million of borrowings under the USD Agreement and an aggregate £572 million in letters of credit outstanding under the GBP Agreement. As of September 30, 2023, there were no letters of credit outstanding under the USD Agreement. As of December 31, 2022, there were $566 million of borrowings and a $20 million letter of credit outstanding under the USD Agreement, and an aggregate £652 million in letters of credit outstanding under the GBP Agreement. The letters of credit denominated in pounds were issued to support North Sea decommissioning obligations, the terms of which required such support after Standard & Poor’s reduced Apache’s credit rating from BBB to BB+ on March 26, 2020.
Each of the Company and Apache, from time to time, has and uses uncommitted credit and letter of credit facilities for working capital and credit support purposes. As of September 30, 2023 and December 31, 2022, there were no outstanding borrowings under these facilities. As of September 30, 2023, there were £185 million and $3 million in letters of credit outstanding under these facilities. As of December 31, 2022, there were £199 million and $17 million in letters of credit outstanding under these facilities.
Financing Costs, Net
The following table presents the components of the Company’s financing costs, net:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

	(In millions)
Interest expense	$89	$80	$266	$249
Amortization of debt issuance costs	1	1	3	8
Capitalized interest	(7)	(5)	(18)	(13)
(Gain) loss on extinguishment of debt	—	—	(9)	67
Interest income	(2)	(1)	(7)	(8)
Financing costs, net	$81	$75	$235	$303
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

During the third quarter of 2023, the Company’s effective income tax rate was primarily impacted by a decrease in the amount of valuation allowance against its U.S. deferred tax assets. The Company’s 2023 year-to-date effective income tax rate was primarily impacted by a deferred tax expense related to the remeasurement of taxes in the U.K. as a result of the enactment of Finance Act 2023 on January 10, 2023, and a decrease in the amount of valuation allowance against its U.S. deferred tax assets. During the third quarter of 2022, the Company’s effective income tax rate was primarily impacted by a deferred tax expense related to the remeasurement of taxes in the U.K. as a result of the enactment of the Energy (Oil and Gas) Profits Levy Act of 2022 on July 14, 2022, and a decrease in the amount of valuation allowance against its U.S. deferred tax assets. The Company’s 2022 year-to-date effective income tax rate was primarily impacted by the gain associated with deconsolidation of Altus, the gain on sale of certain non-core mineral rights in the Delaware Basin, a deferred tax expense related to the remeasurement of taxes in the U.K., and a decrease in the amount of valuation allowance against its U.S. deferred tax assets.
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
The Company has a full valuation allowance against its U.S. net deferred tax assets. The Company will continue to maintain a full valuation allowance on its U.S. net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance. However, given the Company’s current and anticipated future domestic earnings, the Company believes that there is a reasonable possibility that in the next 12 months sufficient positive evidence may become available to allow the Company to reach a conclusion that a significant portion of the U.S. valuation allowance will no longer be needed. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense, which could be material, for the period the release is recorded.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income or capital taxes in various states and foreign jurisdictions. The Company’s tax reserves are related to tax years that may be subject to examination by the relevant taxing authority.
11.    COMMITMENTS AND CONTINGENCIES
Legal Matters
The Company is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls, which also may include controls related to the potential impacts of climate change. As of September 30, 2023, the Company has an accrued liability of approximately $49 million for all legal contingencies that are deemed to be probable of occurring and can be reasonably estimated. The Company’s estimates are based on information known about the matters and its experience in contesting, litigating, and settling similar matters. Although actual amounts could differ from management’s estimate, none of the actions are believed by management to involve future amounts that would be material to the Company’s financial position, results of operations, or liquidity after consideration of recorded accruals. With respect to material matters for which the Company believes an unfavorable outcome is reasonably possible, the Company has disclosed the nature of the matter and a range of potential exposure, unless an estimate cannot be made at this time. It is management’s opinion that the loss for any other litigation matters and claims that are reasonably possible to occur will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
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
Australian Operations Divestiture Dispute
Pursuant to a Sale and Purchase Agreement dated April 9, 2015 (Quadrant SPA), the Company and its subsidiaries divested Australian operations to Quadrant Energy Pty Ltd (Quadrant). Closing occurred on June 5, 2015. In April 2017, the Company filed suit against Quadrant for breach of the Quadrant SPA. In its suit, the Company seeks approximately AUD $80 million. In December 2017, Quadrant filed a defense of equitable set-off to the Company’s claim and a counterclaim seeking approximately AUD $200 million in the aggregate. The Company will vigorously prosecute its claim while vigorously defending against Quadrant’s counter claims.

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
The Company intends to challenge personal jurisdiction in California and to vigorously defend the Delaware lawsuit.
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
Shareholder and Derivative Lawsuits
On February 23, 2021, a case captioned Plymouth County Retirement System v. Apache Corporation, et al. was filed in the United States District Court for the Southern District of Texas (Houston Division) against the Company and certain current and former officers. The complaint, which is a shareholder lawsuit styled as a class action, alleges that (1) the Company intentionally used unrealistic assumptions regarding the amount and composition of available oil and gas in Alpine High; (2) the Company did not have the proper infrastructure in place to safely and/or economically drill and/or transport those resources even if they existed in the amounts purported; (3) certain statements and omissions artificially inflated the value of the Company’s operations in the Permian Basin; and (4) as a result, the Company’s public statements were materially false and misleading. The Company intends to vigorously defend this lawsuit.
On January 18, 2023, a case captioned Jerry Hight, Derivatively and on behalf of APA Corporation v. John J. Christmann IV et al. was filed in the 61st District Court of Harris County, Texas. Then, on February 21, 2023, a case captioned Steve Silverman, Derivatively and on behalf of Nominal Defendant APA Corp. v. John J. Christmann IV, et al. was filed in federal district court for the Southern District of Texas. Then, on April 20, 2023, a case captioned William Wessels, Derivatively and on behalf of APA Corporation v. John J. Christmann IV et al. was filed in the 151st District Court of Harris County, Texas. Then, on July 21, 2023, a case captioned Yang-Li-Yu, Derivatively and on behalf of Nominal Defendant APA Corp. v. John J. Christmann IV, et al. was filed in federal district court for the Southern District of Texas. These cases purport to be derivative actions brought against senior management and Company directors over many of the same allegations included in the Plymouth County Retirement System matter and asserts claims of (1) breach of fiduciary duty; (2) waste of corporate assets; and (3) unjust enrichment. The defendants intend to vigorously defend these lawsuits.

Environmental Matters
As of September 30, 2023, the Company had an undiscounted reserve for environmental remediation of approximately $5 million.
On September 11, 2020, the Company received a Notice of Violation and Finding of Violation, and accompanying Clean Air Act Information Request, from the U.S. Environmental Protection Agency (EPA) following site inspections in April 2019 at several of the Company’s oil and natural gas production facilities in Lea and Eddy Counties, New Mexico. The notice and information request involve alleged emissions control and reporting violations. The Company is cooperating with the EPA and has responded to the information request. The EPA has referred the notice for civil enforcement proceedings.
On December 29, 2020, the Company received a Notice of Violation and Opportunity to Confer, and accompanying Clean Air Act Information Request, from the EPA following helicopter flyovers in September 2019 of several of the Company’s oil and natural gas production facilities in Reeves County, Texas. The notice and information request involve alleged emissions control and reporting violations. The Company is cooperating with the EPA and has responded to the information request. The EPA has referred the notice for civil enforcement proceedings.
The Company is not aware of any environmental claims existing as of September 30, 2023, that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity. There can be no assurance, however, that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered on the Company’s properties.
Potential Decommissioning Obligations on Sold Properties
In 2013, Apache sold its Gulf of Mexico (GOM) Shelf operations and properties and its GOM operating subsidiary, GOM Shelf LLC (GOM Shelf) to Fieldwood Energy LLC (Fieldwood). Under the terms of the purchase agreement, Apache received cash consideration of $3.75 billion and Fieldwood assumed the obligation to decommission the properties held by GOM Shelf and the properties acquired from Apache and its other subsidiaries (collectively, the Legacy GOM Assets). In respect of such abandonment obligations, Fieldwood posted letters of credit in favor of Apache (Letters of Credit) and established trust accounts (Trust A and Trust B) of which Apache was a beneficiary and which were funded by two net profits interests (NPIs) depending on future oil prices. On February 14, 2018, Fieldwood filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In connection with the 2018 bankruptcy, Fieldwood confirmed a plan under which Apache agreed, inter alia, to (i) accept bonds in exchange for certain of the Letters of Credit and (ii) amend the Trust A trust agreement and one of the NPIs to consolidate the trusts into a single Trust (Trust A) funded by both remaining NPIs. Following the 2018 reorganization of Fieldwood, Apache held two bonds (Bonds) and five Letters of Credit securing Fieldwood’s asset retirement obligations on the Legacy GOM Assets as and when Apache is required to perform or pay for decommissioning any Legacy GOM Asset over the remaining life of the Legacy GOM Assets.
On August 3, 2020, Fieldwood again filed for protection under Chapter 11 of the U.S. Bankruptcy Code. On June 25, 2021, the United States Bankruptcy Court for the Southern District of Texas (Houston Division) entered an order confirming Fieldwood’s bankruptcy plan. On August 27, 2021, Fieldwood’s bankruptcy plan became effective. Pursuant to the plan, the Legacy GOM Assets were separated into a standalone company, which was subsequently merged into GOM Shelf. Under GOM Shelf’s limited liability company agreement, the proceeds of production of the Legacy GOM Assets will be used to fund the operation of GOM Shelf and the decommissioning of Legacy GOM Assets.
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

As of September 30, 2023, Apache has incurred $692 million in decommissioning costs related to several Legacy GOM Assets. GOM Shelf did not, and has confirmed that it will not, reimburse Apache for these decommissioning costs. As a result, Apache has sought and will continue to seek reimbursement from its security for these costs, of which $288 million had been reimbursed from Trust A and $87 million has been reimbursed from the Letters of Credit as of September 30, 2023. If GOM Shelf does not reimburse Apache for further decommissioning costs incurred with respect to Legacy GOM Assets, then Apache will continue to seek reimbursement from Trust A, to the extent of available funds, and thereafter, will seek further reimbursement from the Bonds and the Letters of Credit until all such funds and securities are fully utilized. In addition, after such sources have been exhausted, Apache has agreed to provide a standby loan to GOM Shelf of up to $400 million to perform decommissioning (Standby Loan Agreement), with such standby loan secured by a first and prior lien on the Legacy GOM Assets.
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
As of September 30, 2023, Apache estimates that its potential liability to fund the remaining decommissioning of Legacy GOM Assets it may be ordered to perform or fund ranges from $695 million to $895 million on an undiscounted basis. Management does not believe any specific estimate within this range is a better estimate than any other. Accordingly, the Company has recorded a contingent liability of $695 million as of September 30, 2023, representing the estimated costs of decommissioning it may be required to perform or fund on Legacy GOM Assets. Of the total liability recorded, $470 million is reflected under the caption “Decommissioning contingency for sold Gulf of Mexico properties,” and $225 million is reflected under “Other current liabilities” in the Company’s consolidated balance sheet. Changes in significant assumptions impacting Apache’s estimated liability, including expected decommissioning rig spread rates, lift boat rates, and planned abandonment logistics could result in a liability in excess of the amount accrued.
As of September 30, 2023, the Company has also recorded a $411 million asset, which represents the remaining amount the Company expects to be reimbursed from the Trust A funds, the Bonds, and the Letters of Credit for decommissioning it may be required to perform on Legacy GOM Assets. Of the total asset recorded, $38 million is reflected under the caption “Decommissioning security for sold Gulf of Mexico properties,” and $373 million is reflected under “Other current assets.”
On June 21, 2023, the two sureties that issued bonds directly to Apache and two sureties that issued bonds to the issuing bank on the Letters of Credit filed suit against Apache in a case styled Zurich American Insurance Company, HCC International Insurance Company PLC, Philadelphia Indemnity Insurance Company and Everest Reinsurance Company (Insurers) v. Apache Corporation, Cause No. 2023-38238 in the 281st Judicial District Court, Harris County Texas. Insurers are seeking to prevent Apache from drawing on the Bonds and Letters of Credit and further allege that they are discharged from their reimbursement obligations related to decommissioning costs and are entitled to other relief. On July 20, 2023, the 281st Judicial District Court denied the Insurers’ request for a temporary injunction. On July 26, 2023, Apache removed the suit to the United States Bankruptcy Court for the Southern District of Texas (Houston Division). Apache intends to vigorously defend these claims, and will vigorously pursue its counterclaims.

12.    CAPITAL STOCK
Net Income per Common Share
The following table presents a reconciliation of the components of basic and diluted net income per common share in the consolidated financial statements:

	For the Quarter Ended September 30,
	2023			2022
	Income	Shares	Per Share	Income	Shares	Per Share

	(In millions, except per share amounts)
Basic:
Income attributable to common stock	$459	308	$1.49	$422	329	$1.28
Effect of Dilutive Securities:
Stock options and other	$—	—	$—	$—	1	$—
Diluted:
Income attributable to common stock	$459	308	$1.49	$422	330	$1.28
	For the Nine Months Ended September 30,
	2023			2022
	Income	Shares	Per Share	Income	Shares	Per Share

	(In millions, except per share amounts)
Basic:
Income attributable to common stock	$1,082	309	$3.50	$3,231	339	$9.54
Effect of Dilutive Securities:
Stock options and other	$—	—	$—	$—	1	$(0.03)
Diluted:
Income attributable to common stock	$1,082	309	$3.50	$3,231	340	$9.51
The diluted earnings per share calculation excludes options and restricted stock units that were anti-dilutive of 1.7 million and 2.1 million during the third quarters of 2023 and 2022, respectively, and 2.0 million and 2.5 million during the first nine months of 2023 and 2022, respectively.
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
In the third quarter of 2023, the Company repurchased approximately 0.5 million shares at an average price of $41.90 per share. For the nine months ended September 30, 2023, the Company repurchased 5.5 million shares at an average price of $37.91 per share, and as of September 30, 2023, the Company had remaining authorization to repurchase up to 47.1 million shares. The repurchases were partially financed by APA’s borrowing under its US dollar-denominated revolving credit facility. In the third quarter of 2022, the Company repurchased 9.8 million shares at an average price of $33.86 per share. For the nine months ended September 30, 2022, the Company repurchased 24 million shares at an average price of $36.78 per share.
The Company repurchased 0.4 million shares at an average price of $40.26 per share in October 2023, and as of October 31, 2023, the Company had remaining authorization to repurchase up to 46.7 million shares.
The Company is not obligated to acquire any additional shares. Shares may be purchased either in the open market or through privately negotiated transactions.
Common Stock Dividend
For the quarters ended September 30, 2023 and 2022, the Company paid $77 million and $41 million, respectively, in dividends on its common stock. For the nine months ended September 30, 2023 and 2022, the Company paid $232 million and $127 million, respectively, in dividends on its common stock.

During the third quarter of 2022, the Company’s Board of Directors approved an increase to its quarterly dividend from $0.125 to $0.25 per share.

13.    BUSINESS SEGMENT INFORMATION
As of September 30, 2023, the Company’s consolidated subsidiaries are engaged in exploration and production (Upstream) activities across three operating segments: Egypt, North Sea, and the U.S. The Company’s Upstream business explores for, develops, and produces crude oil, natural gas, and natural gas liquids. Prior to the deconsolidation of Altus on February 22, 2022, the Company’s Midstream business was operated by ALTM, which owned, developed, and operated a midstream energy asset network in the Permian Basin of West Texas. The Company also has active exploration and planned appraisal operations ongoing in Suriname, as well as interests in the Dominican Republic, and other international locations that may, over time, result in reportable discoveries and development opportunities. Financial information for each segment is presented below:

	Egypt(1)	North Sea	U.S.	Altus Midstream	Intersegment Eliminations & Other	Total
	Upstream

For the Quarter Ended September 30, 2023	(In millions)
Revenues:
Oil revenues	$724	$348	$633	$—	$—	$1,705
Natural gas revenues	81	66	89	—	—	236
Natural gas liquids revenues	—	5	133	—	—	138
Oil, natural gas, and natural gas liquids production revenues	805	419	855	—	—	2,079
Purchased oil and gas sales	—	—	229	—	—	229
	805	419	1,084	—	—	2,308
Operating Expenses:
Lease operating expenses	128	102	164	—	—	394
Gathering, processing, and transmission	13	15	61	—	—	89
Purchased oil and gas costs	—	—	211	—	—	211
Taxes other than income	—	—	61	—	—	61
Exploration	25	9	4	—	11	49
Depreciation, depletion, and amortization	129	90	199	—	—	418
Asset retirement obligation accretion	—	20	9	—	—	29
	295	236	709	—	11	1,251
Operating Income (Loss)(2)	$510	$183	$375	$—	$(11)	1,057

Other Income (Expense):
Gain on divestitures, net						1
General and administrative						(139)
Transaction, reorganization, and separation						(5)
Financing costs, net						(81)
Income Before Income Taxes						$833

	Egypt(1)	North Sea	U.S.	Altus Midstream	Intersegment Eliminations & Other	Total(4)
	Upstream

For the Nine Months Ended September 30, 2023	(In millions)
Revenues:
Oil revenues	$1,971	$865	$1,631	$—	$—	$4,467
Natural gas revenues	264	165	229	—	—	658
Natural gas liquids revenues	—	19	356	—	—	375
Oil, natural gas, and natural gas liquids production revenues	2,235	1,049	2,216	—	—	5,500
Purchased oil and gas sales	—	—	612	—	—	612
	2,235	1,049	2,828	—	—	6,112
Operating Expenses:
Lease operating expenses	346	278	452	—	—	1,076
Gathering, processing, and transmission	26	38	181	—	—	245
Purchased oil and gas costs	—	—	558	—	—	558
Taxes other than income	—	—	163	—	—	163
Exploration	91	18	10	—	25	144
Depreciation, depletion, and amortization	378	209	530	—	—	1,117
Asset retirement obligation accretion	—	57	29	—	—	86
Impairments	—	46	—	—	—	46
	841	646	1,923	—	25	3,435
Operating Income (Loss)(2)	$1,394	$403	$905	$—	$(25)	2,677

Other Income (Expense):
Derivative instrument gains, net						104
Gain on divestitures, net						7
Other, net						77
General and administrative						(276)
Transaction, reorganization, and separation						(11)
Financing costs, net						(235)
Income Before Income Taxes						$2,343

Total Assets(3)	$3,518	$1,665	$7,827	$—	$535	$13,545

	Egypt(1)	North Sea	U.S.	Altus Midstream	Intersegment Eliminations & Other	Total(4)
	Upstream

For the Quarter Ended September 30, 2022	(In millions)
Revenues:
Oil revenues	$739	$303	$630	$—	$—	$1,672
Natural gas revenues	84	44	300	—	—	428
Natural gas liquids revenues	—	5	197	—	—	202
Oil, natural gas, and natural gas liquids production revenues	823	352	1,127	—	—	2,302
Purchased oil and gas sales	—	—	585	—	—	585
	823	352	1,712	—	—	2,887
Operating Expenses:
Lease operating expenses	119	107	138	—	—	364
Gathering, processing, and transmission	5	7	87	—	—	99
Purchased oil and gas costs	—	—	573	—	—	573
Taxes other than income	—	—	82	—	—	82
Exploration	29	1	16	—	49	95
Depreciation, depletion, and amortization	97	52	161	—	—	310
Asset retirement obligation accretion	—	21	8	—	—	29
	250	188	1,065	—	49	1,552
Operating Income (Loss)(2)	$573	$164	$647	$—	$(49)	1,335

Other Income (Expense):
Derivative instrument losses, net						(44)
Gain on divestitures, net						31
Other, net						(2)
General and administrative						(69)
Transaction, reorganization, and separation						(4)
Financing costs, net						(75)
Income Before Income Taxes						$1,172

	Egypt(1)	North Sea	U.S.	Altus Midstream	Intersegment Eliminations & Other	Total(4)
	Upstream

For the Nine Months Ended September 30, 2022	(In millions)
Revenues:
Oil revenues	$2,431	$938	$1,883	$—	$—	$5,252
Natural gas revenues	270	207	764	—	—	1,241
Natural gas liquids revenues	6	33	618	—	(3)	654
Oil, natural gas, and natural gas liquids production revenues	2,707	1,178	3,265	—	(3)	7,147
Purchased oil and gas sales	—	—	1,451	5	—	1,456
Midstream service affiliate revenues	—	—	—	16	(16)	—
	2,707	1,178	4,716	21	(19)	8,603
Operating Expenses:
Lease operating expenses	381	321	366	—	(1)	1,067
Gathering, processing, and transmission	15	31	241	5	(18)	274
Purchased oil and gas costs	—	—	1,452	—	—	1,452
Taxes other than income	—	—	227	3	—	230
Exploration	56	8	21	—	108	193
Depreciation, depletion, and amortization	285	168	424	2	—	879
Asset retirement obligation accretion	—	61	25	1	—	87
	737	589	2,756	11	89	4,182
Operating Income (Loss)(2)	$1,970	$589	$1,960	$10	$(108)	4,421

Other Income (Expense):
Derivative instrument losses, net						(138)
Gain on divestitures, net						1,180
Other, net						107
General and administrative						(314)
Transaction, reorganization, and separation						(21)
Financing costs, net						(303)
Income Before Income Taxes						$4,932

Total Assets(3)	$3,242	$2,185	$7,675	$—	$527	$13,629
(1)Includes oil and gas production revenue that will be paid as taxes by EGPC on behalf of the Company for the quarters and nine months ended September 30, 2023 and 2022 of:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

	(In millions)
Oil	$202	$227	$539	$779
Natural gas	23	26	73	87
Natural gas liquids	—	—	—	2
(2)Operating income of U.S., North Sea, and Suriname includes leasehold impairments of $2 million, $6 million, and $1 million, respectively, for the third quarter of 2023.
Operating income of U.S. and Egypt includes leasehold impairments of $15 million and $1 million, respectively, for the third quarter of 2022. Operating income of U.S., North Sea, and Suriname includes leasehold impairments of $7 million, $12 million, and $1 million, respectively, for the first nine months of 2023. Operating income of U.S. and Egypt includes leasehold impairments of $19 million and $3 million, respectively, for the first nine months of 2022.
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
Overview
APA is an independent energy company that owns consolidated subsidiaries that explore for, develop, and produce natural gas, crude oil, and natural gas liquids (NGLs). The Company’s upstream business currently has exploration and production operations in three geographic areas: the U.S., Egypt, and offshore the U.K. in the North Sea (North Sea). APA also has active exploration and appraisal operations ongoing in Suriname, as well as interests in the Dominican Republic, and other international locations that may, over time, result in reportable discoveries and development opportunities. As a holding company, APA Corporation’s primary assets are its ownership interests in its subsidiaries. Prior to the BCP Business Combination (as defined in the Notes to the Company’s Consolidated Financial Statements set forth in Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q), the Company’s midstream business was operated by Altus Midstream Company (ALTM) through its subsidiary Altus Midstream LP (collectively, Altus).
APA believes energy underpins global progress, and the Company wants to be a part of the conversation and solution as society works to meet growing global demand for reliable and affordable energy. APA strives to meet those challenges while creating value for all its stakeholders.
The global economy and the energy industry continue to be impacted by the effects of ongoing international conflicts and the coronavirus disease 2019 (COVID-19) pandemic. Uncertainties in the global supply chain and financial markets, including the impact of inflation and rising interest rates, and actions taken by foreign oil and gas producing nations, including OPEC+, continue to impact oil supply and demand and contribute to commodity price volatility. Despite these uncertainties, the Company remains committed to its longer-term objectives: (1) to maintain a balanced asset portfolio, including advancement of activities offshore Suriname; (2) to invest for long-term returns over production growth; and (3) to budget conservatively to generate cash flow in excess of its upstream exploration, appraisal, and development capital program that can be directed to debt reduction, share repurchases, and other return of capital to its shareholders. The Company continues to aggressively manage its cost structure regardless of the oil price environment and closely monitors hydrocarbon pricing fundamentals to reallocate capital as part of its ongoing planning process.
APA’s diversified asset portfolio and operational flexibility provide it the ability to timely respond to near-term price volatility and effectively manage its investment programs accordingly. The Company deferred drilling and completion activity at Alpine High in the second quarter of 2023 in response to weakness in Waha natural gas and NGL prices during the year but are accelerating completion of eight Permian Basin wells and adding a drilling rig in the Delaware Basin in the fourth quarter of 2023. The Company also suspended drilling activity in the North Sea during the second quarter of 2023, as increasing cost and tax burdens have impacted the competitiveness of these assets within the Company’s portfolio. The Company anticipates its full-year 2023 upstream capital investment will be approximately $2 billion. For additional detail on the Company’s forward capital investment outlook, refer to “Capital Resources and Liquidity” below.
In the third quarter of 2023, the Company reported net income attributable to common stock of $459 million, or $1.49 per diluted share, compared to net income of $422 million, or $1.28 per diluted share, in the third quarter of 2022. Results for the third quarter of 2022 were impacted by higher deferred income tax expense related to remeasurement of the Company’s deferred tax liability from increases in the U.K. energy profits levy.
In the first nine months of 2023, the Company reported net income attributable to common stock of $1.1 billion, or $3.50 per diluted share, compared to net income of $3.2 billion, or $9.51 per diluted share, in the first nine months of 2022. Net income for the first nine months of 2023 was impacted by lower revenues attributable to significantly lower realized commodity prices when compared to the first nine months of 2022. Results from the first nine months of 2022 included approximately $1.2 billion of transaction gains recognized for divesting certain non-core mineral rights in the Delaware Basin and completing the BCP Business Combination.

The Company generated $2.1 billion of cash from operating activities during the first nine months of 2023, 41 percent lower than the first nine months of 2022. APA’s lower operating cash flows for the first nine months of 2023 were driven by lower commodity prices and associated revenues and the timing of working capital items. The Company repurchased 5.5 million shares of its common stock for $208 million and paid $232 million in dividends to APA common stockholders during the first nine months of 2023.
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
•Beginning in the fourth quarter of 2021 and through the end of the third quarter of 2023, the Company had repurchased 72.9 million shares of the Company’s common stock. The Company repurchased 0.4 million shares in October 2023, and as of October 31, 2023, the Company had remaining authorization to repurchase up to 46.7 million shares under the Company’s share repurchase programs.
Operational Highlights
Key operational highlights for the quarter include:
United States
•Daily boe production from the Company’s U.S. assets accounted for 55 percent of its total production during the third quarter of 2023. The Company averaged five drilling rigs in the U.S. during the quarter, including three rigs in the Southern Midland Basin and two rigs in the Delaware Basin, and drilled and brought online 15 operated wells in the quarter. The Company has contracted a sixth Permian Basin rig, with plans to commence drilling in the fourth quarter of 2023. The Company’s core Midland Basin development program and recently acquired properties in the Delaware Basin continue to represent key growth areas for the U.S. assets.
International
•In Egypt, the Company continued its drilling and workover activity with a heavier focus on oil prospects. The Company averaged 18 drilling rigs and drilled 26 new productive wells during the third quarter of 2023. Third quarter 2023 gross equivalent production in the Company’s Egypt assets increased 2 percent from the third quarter of 2022, and net production decreased 3 percent. The Company averaged 20 workover rigs during the quarter and expects to increase workover activity over the next two quarters.
•The Company suspended all new drilling activity in the North Sea during the second quarter of 2023. The Company’s investment program there is now directed toward safety, base production management, and asset maintenance and integrity.
•During the quarter, the Company and TotalEnergies announced the launch of development studies for a large oil project in Block 58, offshore Suriname. Successful appraisal of two key oil discoveries, with the drilling and testing of two wells at Sapakara South and three wells at Krabdagu, confirmed combined recoverable resources of an estimated 700 million barrels of oil for the two fields. These fields, located in water depths between 100 and 1,000 meters, are expected to be produced through a system of subsea wells connected to a floating production, storage and offloading unit located 150 kilometers off the Suriname coast, with an oil production capacity of 200,000 b/d. Detailed engineering studies are anticipated to start by year-end 2023, and a final investment decision is expected by year-end 2024 with a first production target in 2028. No additional drilling is anticipated on Block 58 through the end of 2024.

Results of Operations
Oil, Natural Gas, and Natural Gas Liquids Production Revenues
Revenue
The Company’s production revenues and respective contribution to total revenues by country were as follows:

	For the Quarter Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution

	($ in millions)
Oil Revenues:
United States	$633	37%	$630	38%	$1,631	37%	$1,883	36%
Egypt(1)	724	43%	739	44%	1,971	44%	2,431	46%
North Sea	348	20%	303	18%	865	19%	938	18%
Total(1)	$1,705	100%	$1,672	100%	$4,467	100%	$5,252	100%

Natural Gas Revenues:
United States	$89	38%	$300	70%	$229	35%	$764	62%
Egypt(1)	81	34%	84	20%	264	40%	270	22%
North Sea	66	28%	44	10%	165	25%	207	16%
Total(1)	$236	100%	$428	100%	$658	100%	$1,241	100%

NGL Revenues:
United States	$133	96%	$197	98%	$356	95%	$615	94%
Egypt(1)	—	—%	—	—%	—	—%	6	1%
North Sea	5	4%	5	2%	19	5%	33	5%
Total(1)	$138	100%	$202	100%	$375	100%	$654	100%

Oil and Gas Revenues:
United States	$855	41%	$1,127	49%	$2,216	40%	$3,262	46%
Egypt(1)	805	39%	823	36%	2,235	41%	2,707	38%
North Sea	419	20%	352	15%	1,049	19%	1,178	16%
Total(1)	$2,079	100%	$2,302	100%	$5,500	100%	$7,147	100%
(1)    Includes revenues attributable to a noncontrolling interest in Egypt.

Production
The Company’s production volumes by country were as follows:

	For the Quarter Ended September 30,			For the Nine Months Ended September 30,
	2023	Increase (Decrease)	2022	2023	Increase (Decrease)	2022
Oil Volume (b/d)
United States	83,584	16%	72,351	77,198	12%	68,926
Egypt(1)(2)	88,521	9%	81,095	88,038	5%	83,857
North Sea	35,680	42%	25,160	36,070	17%	30,928
Total	207,785	16%	178,606	201,306	10%	183,711

Natural Gas Volume (Mcf/d)
United States	454,643	(7)%	489,107	448,838	(5)%	474,777
Egypt(1)(2)	300,326	(6)%	318,945	331,158	(5)%	350,400
North Sea	65,168	246%	18,822	47,665	43%	33,291
Total	820,137	(1)%	826,874	827,661	(4)%	858,468

NGL Volume (b/d)
United States	66,280	2%	64,958	61,418	(1)%	61,990
Egypt(1)(2)	—	NM	—	—	NM	261
North Sea	1,497	168%	558	1,209	12%	1,080
Total	67,777	3%	65,516	62,627	(1)%	63,331

BOE per day(3)
United States	225,639	3%	218,826	213,423	2%	210,045
Egypt(1)(2)	138,575	3%	134,253	143,231	1%	142,518
North Sea(4)	48,038	66%	28,855	45,222	20%	37,557
Total	412,252	8%	381,934	401,876	3%	390,120
(1)    Gross oil, natural gas, and NGL production in Egypt were as follows:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Oil (b/d)	144,528	133,607	141,995	136,476
Natural Gas (Mcf/d)	472,744	510,260	511,430	554,268
NGL (b/d)	—	—	—	397
(2)    Includes net production volumes per day attributable to a noncontrolling interest in Egypt of:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Oil (b/d)	29,514	27,082	29,369	27,971
Natural Gas (Mcf/d)	100,122	106,553	110,476	116,869
NGL (b/d)	—	—	—	87
(3)    The table shows production on a boe basis in which natural gas is converted to an equivalent barrel of oil based on a 6:1 energy equivalent ratio. This ratio is not reflective of the price ratio between the two products.
(4)    Average sales volumes from the North Sea for the third quarters of 2023 and 2022 were 55,283 boe/d and 36,467 boe/d, respectively, and 47,370 boe/d and 39,362 boe/d for the first nine months of 2023 and 2022, respectively. Sales volumes may vary from production volumes as a result of the timing of liftings.
NM — Not Meaningful

Pricing
The Company’s average selling prices by country were as follows:

	For the Quarter Ended September 30,			For the Nine Months Ended September 30,
	2023	Increase (Decrease)	2022	2023	Increase (Decrease)	2022
Average Oil Price – Per barrel
United States	$82.33	(13)%	$94.62	$77.40	(23)%	$100.06
Egypt	88.99	(10)%	99.04	82.04	(23)%	106.19
North Sea	87.70	(14)%	101.85	83.25	(21)%	105.59
Total	86.15	(12)%	97.81	80.50	(22)%	103.81

Average Natural Gas Price – Per Mcf
United States	$2.12	(68)%	$6.67	$1.87	(68)%	$5.89
Egypt	2.91	1%	2.87	2.92	4%	2.82
North Sea	10.98	(54)%	24.12	12.83	(48)%	24.59
Total	3.12	(44)%	5.62	2.91	(45)%	5.31

Average NGL Price – Per barrel
United States	$21.87	(34)%	$32.97	$21.24	(42)%	$36.36
Egypt	—	NM	—	—	NM	76.80
North Sea	42.78	(39)%	70.42	47.58	(35)%	72.86
Total	22.26	(33)%	33.39	21.85	(42)%	37.47
NM — Not Meaningful
Third-Quarter 2023 compared to Third-Quarter 2022
Crude Oil Crude oil revenues for the third quarter of 2023 totaled $1.7 billion, a $33 million increase from the comparative 2022 quarter. A 16 percent higher average daily production increased revenues by $233 million compared to the prior-year quarter, while 12 percent decrease in average realized prices decreased third-quarter 2023 oil revenues by $200 million. Crude oil revenues accounted for 82 percent of total oil and gas production revenues and 50 percent of worldwide production in the third quarter of 2023. Crude oil prices realized in the third quarter of 2023 averaged $86.15 per barrel, compared with $97.81 per barrel in the comparative prior-year quarter.
The Company’s worldwide oil production increased 29.2 Mb/d to 207.8 Mb/d during the third quarter of 2023 from the comparative prior-year period, primarily a result of increased drilling activity in the U.S. and Egypt, property acquisitions in the U.S., and prior year downtime for turnaround maintenance in the North Sea, partially offset by natural production decline across all assets.
Natural Gas Gas revenues for the third quarter of 2023 totaled $236 million, a $192 million decrease from the comparative 2022 quarter. A 44 percent decrease in average realized prices decreased third-quarter 2023 natural gas revenues by $191 million compared to the prior-year quarter, while 1 percent lower average daily production decreased revenues by $1 million. Natural gas revenues accounted for 11 percent of total oil and gas production revenues and 33 percent of worldwide production during the third quarter of 2023. The Company’s worldwide natural gas production decreased 6.8 MMcf/d to 820.1 MMcf/d during the third quarter of 2023 from the comparative prior-year period, primarily a result of natural production decline across all assets and the sale of non-core assets in the U.S., offset by increased drilling activity, recompletions, property acquisitions in the U.S., and prior year downtime for turnaround maintenance in the North Sea.
NGL NGL revenues for the third quarter of 2023 totaled $138 million, a $64 million decrease from the comparative 2022 quarter. A 33 percent decrease in average realized prices decreased third-quarter 2023 NGL revenues by $67 million compared to the prior-year quarter, while 3 percent higher average daily production increased revenues by $3 million. NGL revenues accounted for 7 percent of total oil and gas production revenues and 17 percent of worldwide production during the third quarter of 2023. The Company’s worldwide NGL production increased 2.3 Mb/d to 67.8 Mb/d during the third quarter of 2023 from the comparative prior-year period, primarily a result of increased drilling activity, recompletions, property acquisitions in the U.S., and prior year downtime for turnaround maintenance in the North Sea, partially offset by natural production decline.

Year-to-Date 2023 compared to Year-to-Date 2022
Crude Oil Crude oil revenues for the first nine months of 2023 totaled $4.5 billion, a $785 million decrease from the comparative 2022 period. A 22 percent decrease in average realized prices decreased oil revenues for the 2023 period by approximately $1.2 billion compared to the prior-year period, while 10 percent higher average daily production increased revenues by $394 million. Crude oil revenues accounted for 81 percent of total oil and gas production revenues and 50 percent of worldwide production for the first nine months of 2023. Crude oil prices realized during the first nine months of 2023 averaged $80.50 per barrel, compared to $103.81 per barrel in the comparative prior-year period.
The Company’s worldwide oil production increased 17.6 Mb/d to 201.3 Mb/d in the first nine months of 2023 compared to the prior-year period, primarily a result of property acquisitions in the U.S., increased drilling activity in the U.S. and Egypt, and less maintenance downtime in the North Sea, partially offset by natural production decline across all assets.
Natural Gas Gas revenues for the first nine months of 2023 totaled $658 million, a $583 million decrease from the comparative 2022 period. A 45 percent decrease in average realized prices decreased natural gas revenues for the 2023 period by $560 million compared to the prior-year period, while 4 percent lower average daily production decreased revenues by $23 million compared to the prior-year period. Natural gas revenues accounted for 12 percent of total oil and gas production revenues and 34 percent of worldwide production for the first nine months of 2023. The Company’s worldwide natural gas production decreased 30.8 MMcf/d to 827.7 MMcf/d in the first nine months of 2023 compared to the prior-year period, primarily a result of natural production decline across all assets and the sale of non-core assets in the U.S., partially offset by increased drilling activity, recompletions, property acquisitions in the U.S., and less maintenance downtime in the North Sea.
NGL NGL revenues for the first nine months of 2023 totaled $375 million, a $279 million decrease from the comparative 2022 period. A 42 percent decrease in average realized prices decreased NGL revenues for the 2023 period by $273 million compared to the prior-year period, while 1 percent lower average daily production decreased revenues by $6 million compared to the prior-year period. NGL revenues accounted for 7 percent of total oil and gas production revenues and 16 percent of worldwide production for the first nine months of 2023. The Company’s worldwide NGL production decreased 0.7 Mb/d to 63 Mb/d in the first nine months of 2023 compared to the prior-year period, primarily a result of natural production decline, partially offset by increased drilling activity, recompletions, property acquisitions in the U.S., and less maintenance downtime in the North Sea.
Purchased Oil and Gas Sales
Purchased oil and gas sales represent volumes primarily attributable to transport, fuel, and physical in-basin gas purchases that were sold by the Company to fulfill natural gas takeaway obligations. Sales related to these purchased volumes totaled $229 million and $585 million during the third quarters of 2023 and 2022, respectively, and $612 million and $1.5 billion during the first nine months of 2023 and 2022, respectively. Purchased oil and gas sales were offset by associated purchase costs of $211 million and $573 million during the third quarters of 2023 and 2022, respectively, and $558 million and $1.5 billion during the first nine months of 2023 and 2022, respectively. Gross purchased oil and gas sales values were lower in the third quarter and the first nine months of 2023, primarily due to lower average natural gas prices during the 2023 periods.

Operating Expenses
The Company’s operating expenses were as follows:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

	(In millions)
Lease operating expenses	$394	$364	$1,076	$1,067
Gathering, processing, and transmission	89	99	245	274
Purchased oil and gas costs	211	573	558	1,452
Taxes other than income	61	82	163	230
Exploration	49	95	144	193
General and administrative	139	69	276	314
Transaction, reorganization, and separation	5	4	11	21
Depreciation, depletion, and amortization:
Oil and gas property and equipment	407	300	1,086	847
Gathering, processing, and transmission assets	2	4	5	10
Other assets	9	6	26	22
Asset retirement obligation accretion	29	29	86	87
Impairments	—	—	46	—
Financing costs, net	81	75	235	303
Total Operating Expenses	$1,476	$1,700	$3,957	$4,820
Lease Operating Expenses (LOE)
LOE increased $30 million and $9 million compared to the third quarter and the first nine months of 2022, respectively. On a per-unit basis, LOE remained essentially flat in the third quarter of 2023 when compared to the third quarter of 2022 and decreased 2 percent in the first nine months of 2023 when compared to the first nine months of 2022. Overall higher labor costs and other operating costs trending with global inflation drove an increase in absolute LOE, but these increases were primarily offset by decreased workover activity primarily in the North Sea and changes in foreign currency exchange rates against the US dollar.
Gathering, Processing, and Transmission (GPT)
The Company’s GPT expenses were as follows:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

	(In millions)
Third-party processing and transmission costs	$63	$71	$164	$205
Midstream service costs – ALTM	—	—	—	18
Midstream service costs – Kinetik	26	28	81	64
Upstream processing and transmission costs	89	99	245	287
Midstream operating expenses	—	—	—	5
Intersegment eliminations	—	—	—	(18)
Total Gathering, processing, and transmission	$89	$99	$245	$274
GPT costs decreased $10 million and $29 million in the third quarter and the first nine months of 2023, respectively, from the comparative prior-year period, primarily the result of lower upstream processing and transmission costs, partially offset by impacts of the BCP Business Combination. Upstream processing and transmission costs decreased $10 million and $42 million in the third quarter and the first nine months of 2023, respectively, from the comparative prior-year period, primarily driven by a decrease in natural gas production volumes when compared to the prior-year period. Costs for services provided by ALTM in 2022 prior to the BCP Business Combination totaling $18 million were eliminated in the Company’s consolidated financial statements and reflected as “Intersegment eliminations” in the table above. Subsequent to the BCP Business Combination and the Company’s deconsolidation of Altus on February 22, 2022, these midstream services continue to be provided by Kinetik Holdings Inc. (Kinetik) but are no longer eliminated.

Taxes Other Than Income
Taxes other than income decreased $21 million and $67 million from the third quarter and the first nine months of 2022, respectively, primarily from lower severance taxes driven by lower commodity prices as compared to the prior-year periods.
Exploration Expenses
The Company’s exploration expenses were as follows:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

	(In millions)
Unproved leasehold impairments	$9	$16	$20	$22
Dry hole expense	18	66	71	107
Geological and geophysical expense	1	1	3	19
Exploration overhead and other	21	12	50	45
Total Exploration	$49	$95	$144	$193
Exploration expenses decreased $46 million and $49 million from the third quarter and the first nine months of 2022, respectively, primarily the result of higher dry hole expense in Suriname and Egypt during 2022 coupled with lower geological and geophysical expenses. These decreases were partially offset by higher exploration overhead and other activities.
General and Administrative (G&A) Expenses
G&A expenses increased $70 million and decreased $38 million compared to the third quarter and the first nine months of 2022, respectively. The increase in expenses for the third quarter of 2023 compared to the third quarter of 2022 was primarily driven by higher cash-based stock compensation expense resulting from changes in the Company’s stock price and anticipated achievement of performance and financial objectives as defined in the stock award plans. G&A expenses for the first nine months of 2022 were higher than the first nine months of 2023, as impacts of anticipated achievement-based objectives and changes in the Company’s stock price on cash-based stock compensation were greater during the first nine months of 2022 than those in the first nine months of 2023.
Transaction, Reorganization, and Separation (TRS) Costs
TRS costs remained essentially flat in the third quarter of 2023 when compared to the third quarter of 2022 and decreased $10 million compared to the first nine months of 2022. Higher TRS costs during the first nine months of 2022 were primarily a result of transaction costs from the BCP Business Combination in the first quarter of 2022.
Depreciation, Depletion, and Amortization (DD&A)
Total DD&A expenses increased $108 million and $238 million from the third quarter and the first nine months of 2022, respectively, primarily driven by DD&A on the Company’s oil and gas properties. The Company’s DD&A rate on its oil and gas properties increased $2.17 per boe and $1.93 per boe from the third quarter and the first nine months of 2022, respectively, driven by general cost inflation. The increase on an absolute basis was also impacted by an increase in capital investment activity in Egypt and acquisitions in the U.S. over the past year.
Impairments
During the second quarter of 2023, the Company recorded $46 million of impairments in connection with valuations of drilling and operations equipment inventory upon the Company’s decision to suspend drilling operations in the North Sea.

Financing Costs, Net
The Company’s Financing costs were as follows:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

	(In millions)
Interest expense	$89	$80	$266	$249
Amortization of debt issuance costs	1	1	3	8
Capitalized interest	(7)	(5)	(18)	(13)
(Gain) loss on extinguishment of debt	—	—	(9)	67
Interest income	(2)	(1)	(7)	(8)
Total Financing costs, net	$81	$75	$235	$303
Net financing costs increased $6 million and decreased $68 million from the third quarter and the first nine months of 2022, respectively. The increase in costs during the third quarter of 2023 was primarily a result of interest expense on higher outstanding credit facility borrowings compared to the prior-year period. The decrease in costs during the first nine months of 2023 was primarily the result of losses incurred on the extinguishment of debt during the first nine months of 2022 and gains on extinguishment of debt in the first nine months of 2023, partially offset by interest expense on higher outstanding credit facility borrowings compared to the prior-year period.
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
During the third quarter of 2023, the Company’s effective income tax rate was primarily impacted by a decrease in the amount of valuation allowance against its U.S. deferred tax assets. The Company’s 2023 year-to-date effective income tax rate was primarily impacted by a deferred tax expense related to the remeasurement of taxes in the U.K. as a result of the enactment of Finance Act 2023 on January 10, 2023, and a decrease in the amount of valuation allowance against its U.S. deferred tax assets. During the third quarter of 2022, the Company’s effective income tax rate was primarily impacted by a deferred tax expense related to the remeasurement of taxes in the U.K. as a result of the enactment of the Energy (Oil and Gas) Profits Levy Act of 2022 on July 14, 2022, and a decrease in the amount of valuation allowance against its U.S. deferred tax assets. The Company’s 2022 year-to-date effective income tax rate was primarily impacted by the gain associated with deconsolidation of Altus, the gain on sale of certain non-core mineral rights in the Delaware Basin, a deferred tax expense related to the remeasurement of taxes in the U.K., and a decrease in the amount of valuation allowance against its U.S. deferred tax assets.
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
The Company has a full valuation allowance against its U.S. net deferred tax assets. The Company will continue to maintain a full valuation allowance on its U.S. net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance. However, given the Company’s current and anticipated future domestic earnings, the Company believes that there is a reasonable possibility that in the next 12 months sufficient positive evidence may become available to allow the Company to reach a conclusion that a significant portion of the U.S. valuation allowance will no longer be needed. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense, which could be material, for the period the release is recorded.

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
The Company expects its full-year 2023 estimated upstream capital investment will be approximately $2 billion and remains committed to its capital return framework established in 2021 for equity holders to participate more directly and materially in cash returns through dividends and share repurchases.
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

Sources and Uses of Cash
The following table presents the sources and uses of the Company’s cash and cash equivalents for the periods presented:

	For the Nine Months Ended September 30,
	2023	2022

	(In millions)
Sources of Cash and Cash Equivalents:
Net cash provided by operating activities	$2,099	$3,530
Proceeds from revolving credit facilities, net	202	—
Proceeds from asset divestitures	29	778
Proceeds from sale of Kinetik shares	—	224
Total Sources of Cash and Cash Equivalents	2,330	4,532
Uses of Cash and Cash Equivalents:
Additions to upstream oil and gas property	$1,747	$1,168
Acquisition of Delaware Basin properties	24	563
Leasehold and property acquisitions	11	30
Payments on revolving credit facilities, net	—	22
Payments on Apache fixed-rate debt	65	1,370
Dividends paid to APA common stockholders	232	127
Distributions to noncontrolling interest – Egypt	154	237
Treasury stock activity, net	208	884
Deconsolidation of Altus cash and cash equivalents	—	143
Other, net	39	22
Total Uses of Cash and Cash Equivalents	2,480	4,566
Decrease in Cash and Cash Equivalents	$(150)	$(34)
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
Net cash provided by operating activities during the first nine months of 2023 totaled $2.1 billion, down $1.4 billion from the first nine months of 2022, primarily the result of significantly lower commodity prices and associated revenues and timing of working capital items.
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
Proceeds from Revolving Credit Facilities, Net As of September 30, 2023, outstanding borrowings under the Company’s U.S. dollar denominated syndicated credit facility were $768 million, an increase of $202 million since December 31, 2022.
Proceeds from Asset Divestitures The Company received $29 million and $778 million in proceeds from the divestiture of certain non-core assets during the first nine months of 2023 and 2022, respectively. The Company also received $224 million of cash proceeds from the sale of four million of its shares in Kinetik during the first nine months of 2022. For more information regarding the Company’s acquisitions and divestitures, refer to Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Uses of Cash and Cash Equivalents
Additions to Upstream Oil & Gas Property Exploration and development cash expenditures were $1.7 billion and $1.2 billion during the first nine months of 2023 and 2022, respectively. The increase in capital investment is reflective of the increase in the Company’s capital program that has gradually increased over the past year. The Company operated an average of approximately 24 drilling rigs during the first nine months of 2023, compared to an average of approximately 20 drilling rigs during the first nine months of 2022.
Acquisition of Delaware Basin Properties During the third quarter of 2022, the Company closed on the acquisition of oil and gas assets in the Delaware Basin for a total purchase price of $615 million after post-closing adjustments. Final cash settlements of $24 million were completed during the first nine months of 2023. Cash consideration paid during the first nine months of 2022 totaled $563 million.
Leasehold and Property Acquisitions During the first nine months of 2023 and 2022, the Company completed leasehold and property acquisitions, primarily in the Permian Basin, for total cash consideration of $11 million and $30 million, respectively.
Payments on Apache Fixed-Rate Debt During the nine months ended September 30, 2023, Apache purchased in the open market and canceled senior notes issued under its indentures in an aggregate principal amount of $74 million for an aggregate purchase price of $65 million in cash, including accrued interest and broker fees, reflecting a discount to par of an aggregate $10 million. The Company recognized a $9 million gain on these repurchases. The repurchases were partially financed by Apache’s borrowing under the Company’s US dollar-denominated revolving credit facility.
During the nine months ended September 30, 2022, Apache closed cash tender offers for certain outstanding notes issued under its indentures, accepting for purchase $1.1 billion aggregate principal amount of notes. Apache paid holders an aggregate $1.2 billion in cash, reflecting principal, premium to par, and accrued and unpaid interest. The Company recognized a $66 million loss on extinguishment of debt, including $11 million of unamortized debt discount and issuance costs in connection with the note purchases. The repurchases were partially financed by borrowing under Apache’s former revolving credit facility.
During the nine months ended September 30, 2022, Apache purchased in the open market and canceled senior notes issued under its indentures in an aggregate principal amount of $15 million for an aggregate purchase price of $16 million in cash, including accrued interest and broker fees, reflecting a premium to par of an aggregate $1 million. The Company recognized a $1 million loss on these repurchases. The repurchases were partially financed by borrowing under Apache’s former revolving credit facility.
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
Dividends Paid to APA Common Stockholders The Company paid $232 million and $127 million during the first nine months of 2023 and 2022, respectively, for dividends on its common stock. During the third quarter of 2022, the Company’s Board of Directors approved an increase to its quarterly dividend from $0.125 to $0.25 per share.
Distributions to Noncontrolling Interest - Egypt Sinopec International Petroleum Exploration and Production Corporation (Sinopec) holds a one-third minority participation interest in the Company’s oil and gas operations in Egypt. The Company paid $154 million and $237 million during the first nine months of 2023 and 2022, respectively, in cash distributions to Sinopec.
Treasury Stock Activity, net In the first nine months of 2023, the Company repurchased 5.5 million shares at an average price of $37.91 per share totaling $208 million, and as of September 30, 2023, the Company had remaining authorization to repurchase 47.1 million shares. In the first nine months of 2022, the Company repurchased 24.0 million shares at an average price of $36.78 per share totaling $884 million.

Liquidity
The following table presents a summary of the Company’s key financial indicators:

	September 30, 2023	December 31, 2022

	(In millions)
Cash and cash equivalents	$95	$245
Total debt – APA and Apache	5,584	5,453
Total equity	2,107	1,345
Available committed borrowing capacity under syndicated credit facilities	2,164	2,238
Cash and Cash Equivalents As of September 30, 2023, the Company had $95 million in cash and cash equivalents. The majority of the Company’s cash is invested in highly liquid, investment-grade instruments with maturities of three months or less at the time of purchase.
Debt As of September 30, 2023, the Company had $5.6 billion in total debt outstanding, which consisted of notes and debentures of Apache, credit facility borrowings, and finance lease obligations. As of September 30, 2023, current debt included $2 million of finance lease obligations.
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
As of September 30, 2023, there were $768 million of borrowings under the USD Agreement and an aggregate £572 million in letters of credit outstanding under the GBP Agreement. As of September 30, 2023, there were no letters of credit outstanding under the USD Agreement. As of December 31, 2022, there were $566 million of borrowings and a $20 million letter of credit outstanding under the USD Agreement, and an aggregate £652 million in letters of credit outstanding under the GBP Agreement. The letters of credit denominated in pounds were issued to support North Sea decommissioning obligations, the terms of which required such support after Standard & Poor’s reduced Apache’s credit rating from BBB to BB+ on March 26, 2020.
Uncommitted Credit Facilities Each of the Company and Apache, from time to time, has and uses uncommitted credit and letter of credit facilities for working capital and credit support purposes. As of September 30, 2023 and December 31, 2022, there were no outstanding borrowings under these facilities. As of September 30, 2023 there were £185 million and $3 million in letters of credit outstanding under these facilities. As of December 31, 2022, there were £199 million and $17 million in letters of credit outstanding under these facilities.

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
In 2013, Apache sold its GOM Shelf operations and properties and its GOM operating subsidiary, GOM Shelf LLC (GOM Shelf) to Fieldwood Energy LLC (Fieldwood). Under the terms of the purchase agreement, Apache received cash consideration of $3.75 billion and Fieldwood assumed the obligation to decommission the properties held by GOM Shelf and the properties acquired from Apache and its other subsidiaries (collectively, the Legacy GOM Assets). In respect of such abandonment obligations, Fieldwood posted letters of credit in favor of Apache (Letters of Credit) and established trust accounts (Trust A and Trust B) of which Apache was a beneficiary and which were funded by two net profits interests (NPIs) depending on future oil prices. On February 14, 2018, Fieldwood filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In connection with the 2018 bankruptcy, Fieldwood confirmed a plan under which Apache agreed, inter alia, to (i) accept bonds in exchange for certain of the Letters of Credit and (ii) amend the Trust A trust agreement and one of the NPIs to consolidate the trusts into a single Trust (Trust A) funded by both remaining NPIs. Following the 2018 reorganization of Fieldwood, Apache held two bonds (Bonds) and five Letters of Credit securing Fieldwood’s asset retirement obligations on the Legacy GOM Assets as and when Apache is required to perform or pay for decommissioning any Legacy GOM Asset over the remaining life of the Legacy GOM Assets.
On August 3, 2020, Fieldwood again filed for protection under Chapter 11 of the U.S. Bankruptcy Code. On June 25, 2021, the United States Bankruptcy Court for the Southern District of Texas (Houston Division) entered an order confirming Fieldwood’s bankruptcy plan. On August 27, 2021, Fieldwood’s bankruptcy plan became effective. Pursuant to the plan, the Legacy GOM Assets were separated into a standalone company, which was subsequently merged into GOM Shelf. Under GOM Shelf’s limited liability company agreement, the proceeds of production of the Legacy GOM Assets will be used to fund the operation of GOM Shelf and the decommissioning of Legacy GOM Assets.
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
As of September 30, 2023, Apache has incurred $692 million in decommissioning costs related to several Legacy GOM Assets. GOM Shelf did not, and has confirmed that it will not, reimburse Apache for these decommissioning costs. As a result, Apache has sought and will continue to seek reimbursement from its security for these costs, of which $288 million had been reimbursed from Trust A and $87 million has been reimbursed from the Letters of Credit as of September 30, 2023. If GOM Shelf does not reimburse Apache for further decommissioning costs incurred with respect to Legacy GOM Assets, then Apache will continue to seek reimbursement from Trust A, to the extent of available funds, and thereafter, will seek further reimbursement from the Bonds and the Letters of Credit until all such funds and securities are fully utilized. In addition, after such sources have been exhausted, Apache has agreed to provide a standby loan to GOM Shelf of up to $400 million to perform decommissioning (Standby Loan Agreement), with such standby loan secured by a first and prior lien on the Legacy GOM Assets.

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
As of September 30, 2023, Apache estimates that its potential liability to fund the remaining decommissioning of Legacy GOM Assets it may be ordered to perform or fund ranges from $695 million to $895 million on an undiscounted basis. Management does not believe any specific estimate within this range is a better estimate than any other. Accordingly, the Company has recorded a contingent liability of $695 million as of September 30, 2023, representing the estimated costs of decommissioning it may be required to perform or fund on Legacy GOM Assets. Of the total liability recorded, $470 million is reflected under the caption “Decommissioning contingency for sold Gulf of Mexico properties,” and $225 million is reflected under “Other current liabilities” in the Company’s consolidated balance sheet. Changes in significant assumptions impacting Apache’s estimated liability, including expected decommissioning rig spread rates, lift boat rates, and planned abandonment logistics could result in a liability in excess of the amount accrued.
As of September 30, 2023, the Company has also recorded a $411 million asset, which represents the remaining amount the Company expects to be reimbursed from the Trust A funds, the Bonds, and the Letters of Credit for decommissioning it may be required to perform on Legacy GOM Assets. Of the total asset recorded, $38 million is reflected under the caption “Decommissioning security for sold Gulf of Mexico properties,” and $373 million is reflected under “Other current assets.”
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
Commodity Price Risk
The Company’s revenues, earnings, cash flow, capital investments and, ultimately, future rate of growth are highly dependent on the prices the Company receives for its crude oil, natural gas, and NGLs, which have historically been very volatile because of unpredictable events such as economic growth or retraction, weather, political climate, and global supply and demand. The Company continually monitors its market risk exposure, as oil and gas supply and demand are impacted by uncertainties in the commodity and financial markets associated with the conflict in Ukraine, the recent conflict in Israel and Gaza, actions taken by foreign oil and gas producing nations, including OPEC+, global inflation, and other current events.

The Company’s average crude oil price realizations decreased 12 percent from $97.81 per barrel to $86.15 per barrel during the third quarters of 2022 and 2023, respectively. The Company’s average natural gas price realizations decreased 44 percent from $5.62 per Mcf to $3.12 per Mcf during the third quarters of 2022 and 2023, respectively. The Company’s average NGL price realizations decreased 33 percent from $33.39 per barrel to $22.26 per barrel during the third quarters of 2022 and 2023, respectively. Based on average daily production for the third quarter of 2023, a $1.00 per barrel change in the weighted average realized oil price would have increased or decreased revenues for the quarter by approximately $19 million, a $0.10 per Mcf change in the weighted average realized natural gas price would have increased or decreased revenues for the quarter by approximately $8 million, and a $1.00 per barrel change in the weighted average realized NGL price would have increased or decreased revenues for the quarter by approximately $6 million.
The Company periodically enters into derivative positions on a portion of its projected crude oil and natural gas production through a variety of financial and physical arrangements intended to manage fluctuations in cash flows resulting from changes in commodity prices. Such derivative positions may include the use of futures contracts, swaps, and/or options. The Company does not hold or issue derivative instruments for trading purposes. As of September 30, 2023, the Company had open natural gas derivatives not designated as cash flow hedges in an asset position with a fair value of $16 million. A 10 percent increase in natural gas prices would decrease the asset by approximately $3 million, while a 10 percent decrease in prices would increase the asset by approximately $3 million. These fair value changes assume volatility based on prevailing market parameters at September 30, 2023. Refer to Note 4—Derivative Instruments and Hedging Activities in the Notes to Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for notional volumes and terms with the Company’s derivative contracts.
Interest Rate Risk
As of September 30, 2023, the Company had $4.8 billion, net, in outstanding notes and debentures, all of which was fixed-rate debt, with a weighted average interest rate of 5.34 percent. Although near-term changes in interest rates may affect the fair value of fixed-rate debt, such changes do not expose the Company to the risk of earnings or cash flow loss associated with that debt.
The Company is also exposed to interest rate risk related to its interest-bearing cash and cash equivalents balances and amounts outstanding under its syndicated credit facilities. As of September 30, 2023, the Company had approximately $95 million in cash and cash equivalents, approximately 84 percent of which was invested in money market funds and short-term investments with major financial institutions. As of September 30, 2023, there were $768 million of borrowings outstanding under the Company’s syndicated revolving credit facilities. Changes in the interest rate applicable to short-term investments and credit facility borrowings are expected to have an immaterial impact on earnings and cash flows but could impact interest costs associated with future debt issuances or any future borrowings.
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
Foreign currency gains and losses also arise when monetary assets and monetary liabilities denominated in foreign currencies are translated at the end of each month. Foreign currency gains and losses are included as either a component of “Other” under “Revenues and Other” or, as is the case when the Company re-measures its foreign tax liabilities, as a component of the Company’s provision for income tax expense on the statement of consolidated operations. Foreign currency net gain or loss of $2 million would result from a 10 percent weakening or strengthening, respectively, in the British pound as of September 30, 2023.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Company’s Chief Executive Officer and President, in his capacity as principal executive officer, and Stephen J. Riney, the Company’s Executive Vice President and Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2023, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that the information the Company is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
Given the nature of its business, Apache Corporation may be subject to different or additional risks than those applicable to the Company. For a description of these risks, refer to the disclosures in Apache Corporation’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2023, June 30, 2023, and September 30, 2023 and Apache Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information on shares of common stock repurchased by the Company during the quarter ended September 30, 2023:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 to July 31, 2023	—	$—	—	47,619,742
August 1 to August 31, 2023	—	—	—	47,619,742
September 1 to September 30, 2023	477,465	41.90	477,465	47,142,277
Total	477,465	$41.90
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
ITEM 5.    OTHER INFORMATION
During the three months ended September 30, 2023, none of the Company’s officers or directors adopted or terminated any Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement” (as such term is defined in Item 408 of Regulation S-K promulgated under the Securities Act).

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

3.3	–	Amended and Restated Bylaws of Registrant, dated February 2, 2023 (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed February 8, 2023, SEC File No. 001-40144).
*†10.1	–	APA Corporation Non-Employee Directors’ Compensation Plan, as amended and restated September 12, 2023.
*31.1	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Executive Officer.
*31.2	–	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Financial Officer.
**32.1	–	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer and Principal Financial Officer.
*101	–
The following financial statements from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Statement of Consolidated Operations, (ii) Statement of Consolidated Comprehensive Income, (iii) Statement of Consolidated Cash Flows, (iv) Consolidated Balance Sheet, (v) Statement of Consolidated Changes in Equity (Deficit) and Noncontrolling Interests and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

*101.SCH	–	Inline XBRL Taxonomy Schema Document.
*101.CAL	–	Inline XBRL Calculation Linkbase Document.
*101.DEF	–	Inline XBRL Definition Linkbase Document.
*101.LAB	–	Inline XBRL Label Linkbase Document.
*101.PRE	–	Inline XBRL Presentation Linkbase Document.
*104	–	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*    Filed herewith
**    Furnished herewith
† Management contracts or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

APA CORPORATION

Dated:	November 2, 2023	/s/ STEPHEN J. RINEY
Stephen J. Riney
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	November 2, 2023	/s/ REBECCA A. HOYT
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer, and Controller
(Principal Accounting Officer)