Form 10-Q
period 2024-03-31
APA Corp
filed 2024-05-02
CIK 1841666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of registrant’s common stock outstanding as of April 30, 2024	371,192,344

FORWARD-LOOKING STATEMENTS AND RISKS
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected revenues, projected costs, plans and objectives of management for future operations and capital returns framework, the anticipated benefits of the merger (the Callon acquisition) between the Company and Callon Petroleum Company (Callon), the anticipated impact of the Callon acquisition on the combined company’s business and future financial and operating results, and the anticipated financial and operational impact and timing of the expected synergies from the Callon acquisition, are forward-looking statements. Such forward-looking statements are based on the Company’s examination of historical operating trends, the information that was used to prepare its estimate of proved reserves as of December 31, 2023, and other data in the Company’s possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” “continue,” “seek,” “guidance,” “goal,” “might,” “outlook,” “possibly,” “potential,” “prospect,” “should,” “would,” or similar terminology, but the absence of these words does not mean that a statement is not forward looking. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable under the circumstances, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, its assumptions about:
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
•property acquisitions or divestitures;

•the integration of acquisitions, including the diversion of management time on integration-related issues for the Callon acquisition and the risk that the Company may not integrate Callon’s operations in a successful manner or in the expected time period;
•the risk that the anticipated benefits, cost savings, synergies, and growth from the Callon acquisition may not be fully realized or may take longer to realize than expected;
•negative effects of the Callon acquisition on the Company’s business relationships and business generally, the market price of the Company’s common stock, and/or the Company’s operating results;
•other factors disclosed under Items 1 and 2—Business and Properties—Estimated Proved Reserves and Future Net Cash Flows, Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A—Quantitative and Qualitative Disclosures About Market Risk and elsewhere in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023;
•other risks and uncertainties disclosed in the Company’s first-quarter 2024 earnings release;
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

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter Ended March 31,
	2024	2023

	(In millions, except share data)
REVENUES AND OTHER:
Oil, natural gas, and natural gas liquids production revenues(1)	$1,748	$1,769
Purchased oil and gas sales(1)	203	239
Total revenues	1,951	2,008
Derivative instrument gains (losses), net	(4)	53
Gain on divestitures, net	7	1
Loss on previously sold Gulf of Mexico properties	(66)	—
Other, net	15	(32)
	1,903	2,030
OPERATING EXPENSES:
Lease operating expenses(1)	338	321
Gathering, processing, and transmission(1)	84	78
Purchased oil and gas costs(1)	163	216
Taxes other than income	57	52
Exploration	148	52
General and administrative	93	65
Transaction, reorganization, and separation	27	4
Depreciation, depletion, and amortization	430	332
Asset retirement obligation accretion	40	28
Financing costs, net	76	72
	1,456	1,220
NET INCOME BEFORE INCOME TAXES	447	810
Current income tax provision	300	346
Deferred income tax provision (benefit)	(65)	138
NET INCOME INCLUDING NONCONTROLLING INTERESTS	212	326
Net income attributable to noncontrolling interest	80	84
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$132	$242

NET INCOME PER COMMON SHARE:
Basic	$0.44	$0.78
Diluted	$0.44	$0.78
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	302	311
Diluted	302	312
(1)    For transactions with Kinetik prior to the Company’s sale of its remaining shares of Kinetik Class A Common Stock and the resignation of the Company’s designated director from the Kinetik board of directors, refer to Note 6—Equity Method Interests.
The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	For the Quarter Ended March 31,
	2024	2023

	(In millions)
NET INCOME INCLUDING NONCONTROLLING INTERESTS	$212	$326
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Pension and postretirement benefit plan	—	3
COMPREHENSIVE INCOME INCLUDING NONCONTROLLING INTERESTS	212	329
Comprehensive income attributable to noncontrolling interest	80	84
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCK	$132	$245

The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023

	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interests	$212	$326
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized derivative instrument (gains) losses, net	8	(33)
Gain on divestitures, net	(7)	(1)
Exploratory dry hole expense and unproved leasehold impairments	133	35
Depreciation, depletion, and amortization	430	332
Asset retirement obligation accretion	40	28
Provision for (benefit from) deferred income taxes	(65)	138
Gain on extinguishment of debt	—	(9)
Loss on previously sold Gulf of Mexico properties	66	—
Other, net	10	30
Changes in operating assets and liabilities:
Receivables	18	(53)
Inventories	(17)	(31)
Drilling advances and other current assets	(26)	1
Deferred charges and other long-term assets	6	79
Accounts payable	37	(110)
Accrued expenses	(432)	(319)
Deferred credits and noncurrent liabilities	(45)	(78)
NET CASH PROVIDED BY OPERATING ACTIVITIES	368	335
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to upstream oil and gas property	(467)	(543)
Leasehold and property acquisitions	(63)	(6)
Proceeds from asset divestitures	27	21
Proceeds from sale of Kinetik Shares	428	—
Other, net	(13)	(4)
NET CASH USED IN INVESTING ACTIVITIES	(88)	(532)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments on) commercial paper and revolving credit facilities, net	(2)	417
Payments on Apache fixed-rate debt	—	(65)
Distributions to noncontrolling interest	(70)	(17)
Treasury stock activity, net	(101)	(142)
Dividends paid to APA common stockholders	(76)	(78)
Other, net	(16)	(9)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(265)	106

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15	(91)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	87	245
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$102	$154

SUPPLEMENTARY CASH FLOW DATA:
Interest paid, net of capitalized interest	$104	$112
Income taxes paid, net of refunds	366	286
The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2024	December 31, 2023

	(In millions, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$102	$87
Receivables, net of allowance of $110 and $114	1,597	1,610
Other current assets (Note 5)	807	765
	2,506	2,462
PROPERTY AND EQUIPMENT:
Oil and gas properties	45,406	44,860
Gathering, processing, and transmission facilities	448	448
Other	625	634
Less: Accumulated depreciation, depletion, and amortization	(36,336)	(35,904)
	10,143	10,038
OTHER ASSETS:
Equity method interests (Note 6)	—	437
Decommissioning security for sold Gulf of Mexico properties (Note 11)	21	21
Deferred tax asset (Note 10)	1,752	1,758
Deferred charges and other	530	528
	$14,952	$15,244

LIABILITIES, NONCONTROLLING INTERESTS, AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$694	$658
Current debt	2	2
Other current liabilities (Note 7)	1,456	1,744
	2,152	2,404
LONG-TERM DEBT (Note 9)	5,178	5,186
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Deferred tax liability (Note 10)	300	371
Asset retirement obligation (Note 8)	2,400	2,362
Decommissioning contingency for sold Gulf of Mexico properties (Note 11)	807	764
Other	462	466
	3,969	3,963
EQUITY:
Common stock, $0.625 par, 860,000,000 shares authorized, 421,137,927 and 420,595,901 shares issued, respectively	263	263
Paid-in capital	11,047	11,126
Accumulated deficit	(2,827)	(2,959)
Treasury stock, at cost, 120,031,117 and 117,020,000 shares, respectively	(5,891)	(5,790)
Accumulated other comprehensive income	15	15
APA SHAREHOLDERS’ EQUITY	2,607	2,655
Noncontrolling interest	1,046	1,036
TOTAL EQUITY	3,653	3,691
	$14,952	$15,244

The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(Unaudited)

	Common Stock	Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	APA SHAREHOLDERS’ EQUITY	Noncontrolling Interest	TOTAL EQUITY

	(In millions)
For the Quarter Ended March 31, 2023
Balance at December 31, 2022	$262	$11,420	$(5,814)	$(5,459)	$14	$423	$922	$1,345
Net income attributable to common stock	—	—	242	—	—	242	—	242
Net income attributable to noncontrolling interest	—	—	—	—	—	—	84	84
Distributions to noncontrolling interest	—	—	—	—	—	—	(17)	(17)
Common dividends declared ($0.25 per share)	—	(78)	—	—	—	(78)	—	(78)
Treasury stock activity, net	—	—	—	(142)	—	(142)	—	(142)
Other	1	(5)	—	—	3	(1)	—	(1)
Balance at March 31, 2023	$263	$11,337	$(5,572)	$(5,601)	$17	$444	$989	$1,433

For the Quarter Ended March 31, 2024
Balance at December 31, 2023	$263	$11,126	$(2,959)	$(5,790)	$15	$2,655	$1,036	$3,691
Net income attributable to common stock	—	—	132	—	—	132	—	132
Net income attributable to noncontrolling interest	—	—	—	—	—	—	80	80
Distributions to noncontrolling interest	—	—	—	—	—	—	(70)	(70)
Common dividends declared ($0.25 per share)	—	(75)	—	—	—	(75)	—	(75)
Treasury stock activity, net	—	—	—	(101)	—	(101)	—	(101)
Other	—	(4)	—	—	—	(4)	—	(4)
Balance at March 31, 2024	$263	$11,047	$(2,827)	$(5,891)	$15	$2,607	$1,046	$3,653

The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
These consolidated financial statements have been prepared by APA Corporation (APA or the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods, on a basis consistent with the annual audited financial statements, with the exception of any recently adopted accounting pronouncements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. This Quarterly Report on Form 10-Q should be read along with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which contains a summary of the Company’s significant accounting policies and other disclosures.
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of March 31, 2024, the Company's significant accounting policies are consistent with those discussed in Note 1—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The Company’s financial statements for prior periods may include reclassifications that were made to conform to the current-year presentation.
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
Investments in which the Company has significant influence, but not control, are accounted for under the equity method of accounting. During each of the periods ended March 31, 2024 and 2023, the Company had a designated director on the Kinetik Holdings Inc. (Kinetik) board of directors. As a result, the Company is considered to have had significant influence over Kinetik for all periods presented. The Company’s designated director resigned from the Kinetik board of directors on April 3, 2024.
As of December 31, 2023, the Company held shares of Kinetik Class A Common Stock (Kinetik Shares), which were recorded separately as “Equity method interests” in the Company’s consolidated balance sheet. On March 18, 2024, the Company sold its remaining Kinetik Shares. Refer to Note 6—Equity Method Interests for further detail.

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
During the three months ended March 31, 2024 and 2023, the Company recorded no asset impairments in connection with fair value assessments.
Revenue Recognition
Receivables from contracts with customers, including receivables for purchased oil and gas sales and net of allowance for credit losses, were $1.4 billion and $1.5 billion as of March 31, 2024 and December 31, 2023, respectively. Payments under all contracts with customers are typically due and received within a short-term period of one year or less, after physical delivery of the product or service has been rendered. Over the past year, the Company experienced a gradual decline in the timeliness of receipts from the Egyptian General Petroleum Corporation (EGPC) for the Company’s Egyptian oil and gas sales. Although the Company continues to receive periodic payments from EGPC, economic conditions in Egypt have lessened the availability of U.S. dollars in Egypt, resulting in a delay in receipts from EGPC. Continuation of the currency shortage in Egypt could lead to further delays, deferrals of payment, or non-payment in the future; however, the Company currently anticipates that it will ultimately be able to collect its receivable from EGPC.
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
Oil and Gas Property
The Company follows the successful efforts method of accounting for its oil and gas property. Under this method of accounting, exploration costs, production costs, general corporate overhead, and similar activities are expensed as incurred. If an exploratory well provides evidence to justify potential development of reserves, drilling costs associated with the well are initially capitalized, or suspended, pending a determination as to whether a commercially sufficient quantity of proved reserves can be attributed to the area as a result of drilling. At the end of each quarter, management reviews the status of all suspended exploratory well costs in light of ongoing exploration activities, and if management determines that future appraisal drilling or development activities are unlikely to occur, associated suspended exploratory well costs are expensed.
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
New Pronouncements Issued But Not Yet Adopted
There were no material changes in recently issued or adopted accounting standards from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

2.    ACQUISITIONS AND DIVESTITURES
2024 Activity
Callon Petroleum Company Acquisition
On April 1, 2024, APA completed its acquisition of Callon Petroleum Company (Callon) in an all-stock transaction valued at approximately $4.5 billion, inclusive of Callon’s debt (the Callon acquisition). The transaction was approved by APA and Callon shareholders at special meetings held on March 27, 2024.
Subject to the terms of the merger agreement, each share of Callon common stock was converted into the right to receive 1.0425 shares of APA common stock, with cash in lieu of fractional shares. As a result, APA issued approximately 70 million shares of APA common stock in connection with the transaction, and following the acquisition, Callon common stock is no longer listed for trading on the NYSE.
Upon completing the acquisition, APA refinanced substantially all of Callon’s debt by borrowing under APA’s US dollar denominated syndicated credit facilities. Refer to Note 9—Debt and Financing Costs for further detail.
Sale of Kinetik Shares
On March 18, 2024, the Company sold its remaining Kinetik Shares for cash proceeds of $428 million. Refer to Note 6—Equity Method Interests for further detail.
Leasehold and Property Acquisitions
During the first quarter of 2024, the Company completed leasehold and property acquisitions, primarily in the Permian Basin, for total cash consideration of approximately $63 million.
U.S. Divestitures
During the first quarter of 2024, the Company completed the sale of non-core assets and leasehold in multiple transactions for total cash proceeds of $27 million, recognizing a gain of approximately $7 million upon closing of these transactions.
2023 Activity
Leasehold and Property Acquisitions
During the first quarter of 2023, the Company completed leasehold and property acquisitions, primarily in the Permian Basin, for total cash consideration of approximately $6 million.
U.S. Divestitures
During the first quarter of 2023, the Company completed the sale of non-core assets and leasehold in multiple transactions for total cash proceeds of $21 million, recognizing a gain of approximately $1 million upon closing of these transactions.
3.    CAPITALIZED EXPLORATORY WELL COSTS
The Company’s capitalized exploratory well costs were $587 million and $586 million as of March 31, 2024 and December 31, 2023, respectively. Approximately $51 million of suspended well costs previously capitalized for greater than one year at December 31, 2023 were charged to dry hole expense during the first quarter of 2024. This was offset by increased capital exploratory well costs attributable to additional drilling activity in Egypt and in the U.S. in the first quarter of 2024.
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
Counterparty Risk
The use of derivative instruments exposes the Company to credit loss in the event of nonperformance by the counterparty. To reduce the concentration of exposure to any individual counterparty, the Company utilizes a diversified group of investment-grade rated counterparties, primarily financial institutions, for its derivative transactions. As of March 31, 2024, the Company had derivative positions with four counterparties. The Company monitors counterparty creditworthiness on an ongoing basis; however, it cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, the Company may be limited in its ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, the Company may not realize the benefit of some of its derivative instruments resulting from lower commodity prices or changes in currency exchange rates.
Derivative Instruments
Commodity Derivative Instruments
As of March 31, 2024, the Company had the following open natural gas financial basis swap contracts:

		Basis Swap Purchased		Basis Swap Sold
Production Period	Settlement Index	MMBtu (in 000’s)	Weighted Average Price Differential	MMBtu (in 000’s)	Weighted Average Price Differential
April—June 2024	NYMEX Henry Hub/IF Waha	8,190	$(1.15)	—	—
April—June 2024	NYMEX Henry Hub/IF HSC	—	—	8,190	$(0.10)
Fair Value Measurements
The following table presents the Company’s derivative assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Price in Active Markets (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Netting(1)	Carrying Amount

	(In millions)
March 31, 2024
Liabilities:
Commodity derivative instruments	$—	$2	$—	$2	$—	$2
December 31, 2023
Assets:
Commodity derivative instruments	$—	$6	$—	$6	$—	$6
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

	March 31, 2024	December 31, 2023

	(In millions)
Current Assets: Other current assets	$—	$6
Total derivative assets	$—	$6

Current Liabilities: Other current liabilities	$2	$—
Total derivative liabilities	$2	$—
Derivative Activity Recorded in the Statement of Consolidated Operations
The following table summarizes the effect of derivative instruments on the Company’s statement of consolidated operations:

	For the Quarter Ended March 31,
	2024	2023

	(In millions)
Realized:
Commodity derivative instruments	$4	$20
Realized gains, net	4	20
Unrealized:
Commodity derivative instruments	(8)	33
Unrealized gains (losses), net	(8)	33
Derivative instrument gains (losses), net	$(4)	$53
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
5.    OTHER CURRENT ASSETS
The following table provides detail of the Company’s other current assets:

	March 31, 2024	December 31, 2023

	(In millions)
Inventories	$472	$453
Drilling advances	116	88
Prepaid assets and other	54	46
Current decommissioning security for sold Gulf of Mexico assets	165	178
Total Other current assets	$807	$765

6.    EQUITY METHOD INTERESTS
As of December 31, 2023, the Company held 13.1 million Kinetik Shares, which were recorded at fair value of $437 million and reflected separately as “Equity method interests” in the Company’s consolidated balance sheet. The Company elected the fair value option for measuring its equity method interest in Kinetik based on practical expedience, variances in reporting timelines, and cost-benefit considerations. The fair value of the Company’s interest in Kinetik was determined using observable share prices on a major exchange, a Level 1 fair value measurement. On March 18, 2024, the Company sold its remaining Kinetik Shares for cash proceeds of $428 million.
Prior to the Company’s sale of its remaining Kinetik Shares and the resignation of the Company’s designated director from the Kinetik board of directors, the Company recorded changes in the fair value of its equity method interest in Kinetik totaling losses of $9 million and $19 million in the first quarters of 2024 and 2023, respectively. These losses were recorded as a component of “Revenues and Other” in the Company’s statement of consolidated operations.
The following table represents related party sales and costs associated with Kinetik prior to the Company’s sale of its remaining Kinetik Shares and the resignation of the Company’s designated director from the Kinetik board of directors:

	For the Quarter Ended March 31,
	2024	2023

	(In millions)
Natural gas and NGLs sales	$13	$14
Purchased oil and gas sales	22	—
	$35	$14

Gathering, processing, and transmission costs	$23	$26
Purchased oil and gas costs	23	—
Lease operating expenses	2	—
	$48	$26
7.    OTHER CURRENT LIABILITIES
The following table provides detail of the Company’s other current liabilities:

	March 31, 2024	December 31, 2023

	(In millions)
Accrued operating expenses	$165	$162
Accrued exploration and development	530	371
Accrued compensation and benefits	136	390
Accrued interest	67	93
Accrued income taxes	86	138
Current asset retirement obligation	75	76
Current operating lease liability	119	116
Current decommissioning contingency for sold Gulf of Mexico properties	40	60
Other	238	338
Total Other current liabilities	$1,456	$1,744

8.    ASSET RETIREMENT OBLIGATION
The following table describes changes to the Company’s asset retirement obligation (ARO) liability:

March 31, 2024
(In millions)
Asset retirement obligation, December 31, 2023	$2,438
Liabilities incurred	1
Liabilities acquired	4
Liabilities settled	(9)
Accretion expense	40
Revisions in estimated liabilities	1
Asset retirement obligation, March 31, 2024	2,475
Less current portion	(75)
Asset retirement obligation, long-term	$2,400
9.    DEBT AND FINANCING COSTS
The following table presents the carrying values of the Company’s debt:

	March 31, 2024	December 31, 2023

	(In millions)
Apache notes and debentures before unamortized discount and debt issuance costs(1)	$4,835	$4,835
Commercial paper and syndicated credit facilities(2)	370	372
Apache finance lease obligations	31	32
Unamortized discount	(26)	(26)
Debt issuance costs	(30)	(25)
Total debt	5,180	5,188
Current maturities	(2)	(2)
Long-term debt	$5,178	$5,186
(1)    The fair values of the Apache notes and debentures were $4.3 billion at each of March 31, 2024 and December 31, 2023.
The Company uses a market approach to determine the fair values of its notes and debentures using estimates provided by an independent investment financial data services firm (a Level 2 fair value measurement).
(2)    The carrying value of borrowings on commercial paper and credit facilities approximates fair value because interest rates are variable and reflective of market rates.
At each of March 31, 2024 and December 31, 2023, current debt included $2 million of finance lease obligations.
Financing Costs, Net
The following table presents the components of the Company’s financing costs, net:

	For the Quarter Ended March 31,
	2024	2023

	(In millions)
Interest expense	$85	$88
Amortization of debt issuance costs	1	1
Capitalized interest	(7)	(6)
Gain on extinguishment of debt	—	(9)
Interest income	(3)	(2)
Financing costs, net	$76	$72
During the quarter ended March 31, 2023, Apache purchased in the open market and canceled senior notes issued under its indentures in an aggregate principal amount of $74 million for an aggregate purchase price of $65 million in cash. The Company recognized a $9 million gain on these repurchases.

Unsecured 2022 Committed Bank Credit Facilities
On April 29, 2022, the Company entered into two unsecured syndicated credit agreements for general corporate purposes.
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

Apache may borrow under the USD Agreement up to an aggregate principal amount of US$300 million outstanding at any given time. Apache has guaranteed obligations under each of the USD Agreement and GBP Agreement effective until the aggregate principal amount of indebtedness under senior notes and debentures outstanding under Apache’s existing indentures first is less than US$1.0 billion.
As of March 31, 2024, there were $30 million of borrowings under the USD Agreement and an aggregate £348 million in letters of credit outstanding under the GBP Agreement. As of March 31, 2024, there were no letters of credit outstanding under the USD Agreement. As of December 31, 2023, there were $372 million of borrowings under the USD Agreement and an aggregate £348 million in letters of credit outstanding under the GBP Agreement. As of December 31, 2023, there were no letters of credit outstanding under the USD Agreement. The letters of credit denominated in pounds were issued to support North Sea decommissioning obligations, the terms of which require such support while Apache’s credit rating by Standard & Poor’s remains below BBB; on March 26, 2020, Standard & Poor’s reduced Apache’s rating from BBB to BB+, which was affirmed in 2023.
Uncommitted Lines of Credit
Each of the Company and Apache, from time to time, has and uses uncommitted credit and letter of credit facilities for working capital and credit support purposes. As of March 31, 2024 and December 31, 2023, there were no outstanding borrowings under these facilities. At each of March 31, 2024 and December 31, 2023, there were £416 million and $2 million in letters of credit outstanding under these facilities.
Commercial Paper Program
In December 2023, the Company established a commercial paper program under which it from time to time may issue in private placements exempt from registration under the Securities Act short-term unsecured promissory notes (CP Notes) up to a maximum aggregate face amount of $1.8 billion outstanding at any time. The maturities of CP Notes may vary but may not exceed 397 days from the date of issuance. Outstanding CP Notes are supported by available borrowing capacity under the Company’s committed $1.8 billion USD Agreement.
Payment of CP Notes has been unconditionally guaranteed on an unsecured basis by Apache, such guarantee effective until the first time that the aggregate principal amount of indebtedness under senior notes and debentures outstanding under Apache’s existing indentures is less than US$1.0 billion.
As of March 31, 2024, there was $340 million in aggregate face amount of CP Notes outstanding, which is classified as long-term debt. As of December 31, 2023, there were no CP Notes outstanding.

Unsecured Committed Term Loan Facility
On January 30, 2024, APA entered into a syndicated credit agreement under which the lenders have committed an aggregate $2.0 billion for senior unsecured delayed-draw term loans to APA (Term Loan Credit Agreement), the proceeds of which could be used to refinance certain indebtedness of Callon only on the date of closing of transactions under the Merger Agreement. Refer to “Subsequent Events” for further detail. Apache has guaranteed obligations under the Term Loan Credit Agreement effective until the aggregate principal amount of indebtedness under senior notes and debentures outstanding under Apache’s existing indentures first is less than $1.0 billion.
Subsequent Events
On April 1, 2024, APA closed the transactions under the Term Loan Credit Agreement. APA borrowed an aggregate $1.5 billion in senior unsecured term loans that mature April 1, 2027. Loan proceeds were used to refinance certain indebtedness of Callon upon the substantially simultaneous closing of APA’s acquisition of Callon pursuant to the Merger Agreement and to pay related fees and expenses. APA may at any time prepay loans under the Term Loan Credit Agreement.
The lenders under the Term Loan Credit Agreement committed an aggregate $2.0 billion for senior unsecured delayed-draw term loans to APA available for borrowing only once upon the date of the closings under the Merger Agreement and Term Loan Credit Agreement, of which $1.5 billion was for term loans that would mature three years after the date of such closings (3-Year Tranche Loans) and $500 million was for term loans that would mature 364 days after the date of such closings (364-Day Tranche Loans). APA elected to borrow only under the 3-Year Tranche Loans and to allow the lender commitments for the 364-Day Tranche Loans to expire.
Indebtedness of Callon that APA could refinance by borrowing under the Term Loan Credit Agreement included indebtedness outstanding under (i) the Amended and Restated Credit Agreement, dated October 19, 2022, among Callon, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (Callon Credit Agreement), (ii) Callon’s 6.375% Senior Notes due 2026 (Callon’s 2026 Notes), (iii) Callon’s 8.00% Senior Notes due 2028 (Callon’s 2028 Notes), and (iv) Callon’s 7.500% Senior Notes due 2030 (Callon’s 2030 Notes). On April 1, 2024, all indebtedness under the Callon Credit Agreement and Callon’s 2026 Notes was repaid, and the aggregate principal balance remaining outstanding under Callon’s 2028 Notes and Callon’s 2030 Notes was reduced to $24 million. Given the aggregate principal balance remaining outstanding under Callon’s 2028 Notes and Callon’s 2030 Notes, no guarantee by Callon of APA’s obligations under the Term Loan Credit Agreement is required.
On April 1, 2024, the following Callon indebtedness was repaid by borrowings under the Term Loan Credit Agreement and USD Agreement:
•Callon closed cash tender offers for Callon’s 2028 Notes and Callon’s 2030 Notes, accepting for purchase $1.2 billion aggregate principal amount of notes. Callon paid holders an aggregate $1.3 billion in cash, reflecting principal, premium to par, early tender consent fee, and accrued and unpaid interest.
•Callon redeemed the outstanding $321 million principal amount of Callon’s 2026 Notes at a redemption price equal to 101.063% of their principal amount, plus accrued and unpaid interest to the redemption date.
•Callon repaid the aggregate $472 million owed under the Callon Credit Agreement, including principal, accrued and unpaid interest, and certain fees.
On April 26, 2024, Callon notified holders of its election to fully redeem on May 6, 2024 the outstanding $8.3 million principal amount of Callon’s 2028 Notes at a redemption price equal to 101.588% of their principal amount and $15.6 million principal amount of Callon’s 2030 Notes at a redemption price equal to 102.803% of their principal amount, in each case, plus accrued and unpaid interest to the redemption date.
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

The Company’s effective income tax rate for the three months ended March 31, 2024 differed from the U.S. federal statutory income tax rate of 21 percent due to taxes on foreign operations. The Company’s effective income tax rate for the three months ended March 31, 2023 differed from the U.S. federal statutory income tax rate of 21 percent due to taxes on foreign operations, a deferred tax expense related to the remeasurement of taxes in the U.K. as a result of the enactment of Finance Act 2023, and a decrease in the amount of valuation allowance against its U.S. deferred tax assets.
In December 2021, the Organisation for Economic Co-operation and Development issued Pillar Two Model Rules introducing a new global minimum tax of 15 percent on a country-by-country basis, with certain aspects effective in certain jurisdictions on January 1, 2024. Although the Company continues to monitor enacted legislation to implement these rules in countries where the Company could be impacted, APA does not expect that the Pillar Two framework will have a material impact on its consolidated financial statements.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income or capital taxes in various states and foreign jurisdictions. The Company’s tax reserves are related to tax years that may be subject to examination by the relevant taxing authority.
11.    COMMITMENTS AND CONTINGENCIES
Legal Matters
The Company is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls, which also may include controls related to the potential impacts of climate change. As of March 31, 2024, the Company has an accrued liability of approximately $84 million for all legal contingencies that are deemed to be probable of occurring and can be reasonably estimated. The Company’s estimates are based on information known about the matters and its experience in contesting, litigating, and settling similar matters. Although actual amounts could differ from management’s estimate, none of the actions are believed by management to involve future amounts that would be material to the Company’s financial position, results of operations, or liquidity after consideration of recorded accruals. With respect to material matters for which the Company believes an unfavorable outcome is reasonably possible, the Company has disclosed the nature of the matter and a range of potential exposure, unless an estimate cannot be made at this time. It is management’s opinion that the loss for any other litigation matters and claims that are reasonably possible to occur will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
For additional information on Legal Matters described below, refer to Note 11—Commitments and Contingencies to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
Louisiana Restoration
As more fully described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, Louisiana surface owners often file lawsuits or assert claims against oil and gas companies, including the Company, claiming that operators and working interest owners in the chain of title are liable for environmental damages on the leased premises, including damages measured by the cost of restoration of the leased premises to its original condition, regardless of the value of the underlying property. From time to time, restoration lawsuits and claims are resolved by the Company for amounts that are not material to the Company, while new lawsuits and claims are asserted against the Company. With respect to each of the pending lawsuits and claims, the amount claimed is not currently determinable or is not material. Further, the overall exposure related to these lawsuits and claims is not currently determinable. While adverse judgments against the Company are possible, the Company intends to actively defend these lawsuits and claims.

Starting in November of 2013 and continuing into 2023, several parishes in Louisiana have pending lawsuits against many oil and gas producers, including the Company. In these cases, the Parishes, as plaintiffs, allege that defendants’ oil and gas exploration, production, and transportation operations in specified fields were conducted in violation of the State and Local Coastal Resources Management Act of 1978, as amended, and applicable regulations, rules, orders, and ordinances promulgated or adopted thereunder by the Parish or the State of Louisiana. Plaintiffs allege that defendants caused substantial damage to land and water bodies located in the coastal zone of Louisiana. Plaintiffs seek, among other things, unspecified damages for alleged violations of applicable law within the coastal zone, the payment of costs necessary to clear, re-vegetate, detoxify, and otherwise restore the subject coastal zone as near as practicable to its original condition, and actual restoration of the coastal zone to its original condition. Without acknowledging or admitting any liability and solely to avoid the expense and uncertainty of future litigation, the Company agreed to settle with the State of Louisiana and Louisiana coastal Parishes to resolve any potential liability on the part of the Company for claims that were or could have been asserted by the coastal Parishes and/or the State of Louisiana in the pending litigation. The settlement is subject to court approval, which the parties hope to receive at some point in the first half of 2024. The consideration to be provided by the Company in the settlement will not have a material impact on the Company’s financial position. Following settlement of these various lawsuits, the Company will be a defendant in only two remaining coastal zone lawsuits, one filed by the City of New Orleans against the Company and a number of oil and gas operators and the other filed against Callon Offshore Production, Inc., among many other oil and gas operators, and pending in St. Bernard Parish, Louisiana. The Company will now oversee the latter lawsuit as a result of the merger with Callon Petroleum Company.
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
Shareholder and Derivative Lawsuits
On February 23, 2021, a case captioned Plymouth County Retirement System v. Apache Corporation, et al. was filed in the United States District Court for the Southern District of Texas (Houston Division) against the Company and certain current and former officers. The complaint, which is a shareholder lawsuit styled as a class action, alleges, among other things, that (1) the Company intentionally used unrealistic assumptions regarding the amount and composition of available oil and gas in Alpine High; (2) the Company did not have the proper infrastructure in place to safely and/or economically drill and/or transport those resources even if they existed in the amounts purported; (3) certain statements and omissions artificially inflated the value of the Company’s operations in the Permian Basin; and (4) as a result, the Company’s public statements were materially false and misleading. With no admission, concession, or finding of any fault, liability, or wrongdoing, but only to avoid the expense and uncertainty of litigation, the parties have agreed to a settlement resolving all claims made against the defendants by the class. The settlement agreement will be subject to court approval, and a hearing is expected to be held in the coming months. The settlement will not have a material effect on the Company’s financial position, results of operations, or liquidity and is subject to insurance coverage that companies have for these types of claims.
On February 21, 2023, a case captioned Steve Silverman, Derivatively and on behalf of Nominal Defendant APA Corp. v. John J. Christmann IV, et al. was filed in federal district court for the Southern District of Texas. Then, on July 21, 2023, a case captioned Yang-Li-Yu, Derivatively and on behalf of Nominal Defendant APA Corp. v. John J. Christmann IV, et al. was filed in federal district court for the Southern District of Texas. These cases have now been consolidated as In Re APA Corporation Derivative Litigation, Case No. 4:23-cv-00636 in the Southern District of Texas and purport to be derivative actions brought against senior management and Company directors over many of the same allegations included in the Plymouth County Retirement System matter and asserts claims of (1) breach of fiduciary duty; (2) waste of corporate assets; and (3) unjust enrichment. The defendants filed a motion to dismiss the consolidated lawsuits, which is fully briefed and will remain pending following settlement of the Plymouth County Retirement System case noted above.
Environmental Matters
As of March 31, 2024, the Company had an undiscounted reserve for environmental remediation of approximately $5 million.
On September 11, 2020, the Company received a Notice of Violation and Finding of Violation, and accompanying Clean Air Act Information Request, from the U.S. Environmental Protection Agency (EPA) following site inspections in April 2019 at several of the Company’s oil and natural gas production facilities in Lea and Eddy Counties, New Mexico. Then on December 29, 2020, the Company received a Notice of Violation and Opportunity to Confer, and accompanying Clean Air Act Information Request, from the EPA following helicopter flyovers in September 2019 of several of the Company’s oil and natural gas production facilities in Reeves County, Texas. The notices and information requests involved alleged emissions control and reporting violations. The Company cooperated with the EPA, responded to the information requests, and negotiated and entered into a consent decree to resolve the alleged violations in both New Mexico and Texas, which has been approved and entered by the Court. The consideration provided by the Company in connection with the consent decree, which includes a $4 million payment, will not have a material impact on the Company’s financial position.
The Company is not aware of any environmental claims existing as of March 31, 2024, that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity. There can be no assurance, however, that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered on the Company’s properties.

Potential Decommissioning Obligations on Sold Properties
In 2013, Apache sold its Gulf of Mexico (GOM) Shelf operations and properties and its GOM operating subsidiary, GOM Shelf LLC (GOM Shelf) to Fieldwood Energy LLC (Fieldwood). Fieldwood assumed the obligation to decommission the properties held by GOM Shelf and the properties acquired from Apache and its other subsidiaries (collectively, the Legacy GOM Assets). On February 14, 2018, Fieldwood filed for (and subsequently emerged from) Chapter 11 bankruptcy protection. On August 3, 2020, Fieldwood filed for (and subsequently emerged from) Chapter 11 bankruptcy protection for a second time. Upon emergence from this second bankruptcy, the Legacy GOM Assets were separated into a standalone company, which was subsequently merged into GOM Shelf. Under GOM Shelf’s limited liability company agreement, the proceeds of production of the Legacy GOM Assets are to be used to fund the operation of GOM Shelf and the decommissioning of Legacy GOM Assets. Pursuant to the terms of the original transaction, as amended in the first bankruptcy, the securing of the asset retirement obligations for the Legacy GOM Assets as and when Apache is required to perform or pay for any such decommissioning was accomplished through the posting of letters of credit in favor of Apache (Letters of Credit), the provision of two bonds (Bonds) in favor of Apache, and the establishment of a trust account of which Apache was a beneficiary and which was funded by net profits interests (NPIs) depending on future oil prices. In addition, after such sources have been exhausted, Apache agreed upon resolution of GOM Shelf’s second bankruptcy to provide a standby loan to GOM Shelf of up to $400 million to perform decommissioning, with such standby loan secured by a first and prior lien on the Legacy GOM Assets.
By letter dated April 5, 2022 (replacing two earlier letters) and by subsequent letter dated March 1, 2023, GOM Shelf notified the Bureau of Safety and Environmental Enforcement (BSEE) that it was unable to fund the decommissioning obligations that it was obligated to perform on certain of the Legacy GOM Assets. As a result, Apache and other current and former owners in these assets have received orders from BSEE and demands from third parties to decommission certain of the Legacy GOM Assets included in GOM Shelf’s notifications to BSEE. Apache expects to receive similar orders and demands on the other Legacy GOM Assets included in GOM Shelf’s notification letters. Apache has also received orders to decommission other Legacy GOM Assets that were not included in GOM Shelf’s notification letters. Further, Apache anticipates that GOM Shelf may send additional such notices to BSEE in the future and that it may receive additional orders from BSEE requiring it to decommission other Legacy GOM Assets.
On June 21, 2023, two sureties that issued Bonds directly to Apache and two sureties that issued bonds to the issuing bank on the Letters of Credit filed suit against Apache in a case styled Zurich American Insurance Company, HCC International Insurance Company PLC, Philadelphia Indemnity Insurance Company and Everest Reinsurance Company (Insurers) v. Apache Corporation, Cause No. 2023-38238 in the 281st Judicial District Court, Harris County Texas. The sureties sought to prevent Apache from drawing on the Bonds and Letters of Credit and further alleged that they are discharged from their reimbursement obligations related to decommissioning costs and are entitled to other relief. On July 20, 2023, the 281st Judicial District Court denied the Insurers’ request for a temporary injunction. On July 26, 2023, Apache removed the suit to the United States Bankruptcy Court for the Southern District of Texas (Houston Division) which subsequently held that the sureties’ state court lawsuit violated the terms of the Bankruptcy Confirmation Order and is void. Since the time the sureties filed their state court lawsuit, Apache has drawn down the entirety of the Letters of Credit. Apache has also sought to draw down on the Bonds; however, the sureties refuse to pay such Bond draws. Apache is vigorously pursuing its claims against the sureties.
As of March 31, 2024, the Company has recorded a $186 million asset, which represents the remaining amount the Company expects to be reimbursed from security related to these decommissioning costs.
The Company has recorded contingent liabilities in the amounts of $847 million and $824 million as of March 31, 2024 and December 31, 2023, respectively, representing the estimated costs of decommissioning it may be required to perform on legacy GOM properties previously sold to Fieldwood and other GOM operators. During the first quarter of 2024, the Company recognized $66 million of “Loss on previously sold Gulf of Mexico properties,” which includes increases of $33 million related to orders received during the period from BSEE to decommission properties previously sold to Cox Operating LLC. The Company recognized no losses for decommissioning previously sold properties during the first quarter of 2023. There have been no other changes in estimates from December 31, 2023 that would have a material impact on the Company’s financial position, results of operations, or liquidity.

12.    CAPITAL STOCK
Net Income per Common Share
The following table presents a reconciliation of the components of basic and diluted net income per common share in the consolidated financial statements:

	For the Quarter Ended March 31,
	2024			2023
	Income	Shares	Per Share	Income	Shares	Per Share

	(In millions, except per share amounts)
Basic:
Income attributable to common stock	$132	302	$0.44	$242	311	$0.78
Effect of Dilutive Securities:
Stock compensation awards	$—	—	$—	$—	1	$—
Diluted:
Income attributable to common stock	$132	302	$0.44	$242	312	$0.78
The diluted earnings per share calculation excludes options and restricted stock units that were anti-dilutive of 2.1 million and 2.4 million during the first quarters of 2024 and 2023, respectively.
Stock Repurchase Program
During the fourth quarter of 2021, the Company’s Board of Directors authorized the purchase of 40 million shares of the Company’s common stock. During the third quarter of 2022, the Company's Board of Directors authorized the purchase of an additional 40 million shares of the Company's common stock.
In the first quarter of 2024, the Company repurchased approximately 3.0 million shares at an average price of $33.27 per share, and as of March 31, 2024, the Company had remaining authorization to repurchase up to 40.9 million shares. In the first quarter of 2023, the Company repurchased 3.7 million shares at an average price of $38.93 per share.
The Company is not obligated to acquire any additional shares. Shares may be purchased either in the open market or through privately negotiated transactions.
Common Stock Dividend
For the quarters ended March 31, 2024 and 2023, the Company paid $76 million and $78 million, respectively, in dividends on its common stock.

13.    BUSINESS SEGMENT INFORMATION
As of March 31, 2024, the Company’s consolidated subsidiaries are engaged in exploration and production (Upstream) activities across three operating segments: the U.S., Egypt, and North Sea. The Company’s Upstream business explores for, develops, and produces crude oil, natural gas, and natural gas liquids. The Company also has active exploration and planned appraisal operations ongoing in Suriname, as well as interests in Uruguay and other international locations that may, over time, result in reportable discoveries and development opportunities. Financial information for each segment is presented below:

	U.S.	Egypt(1)	North Sea	Intersegment Eliminations & Other	Total(4)

For the Quarter Ended March 31, 2024	(In millions)
Revenues:
Oil revenues	$588	$657	$187	$—	$1,432
Natural gas revenues	57	77	42	—	176
Natural gas liquids revenues	131	—	9	—	140
Oil, natural gas, and natural gas liquids production revenues	776	734	238	—	1,748
Purchased oil and gas sales	203	—	—	—	203
	979	734	238	—	1,951
Operating Expenses:
Lease operating expenses	140	120	78	—	338
Gathering, processing, and transmission	64	6	14	—	84
Purchased oil and gas costs	163	—	—	—	163
Taxes other than income	57	—	—	—	57
Exploration	70	31	—	47	148
Depreciation, depletion, and amortization	214	145	71	—	430
Asset retirement obligation accretion	15	—	25	—	40
	723	302	188	47	1,260
Operating Income (Loss)(2)	$256	$432	$50	$(47)	691

Other Income (Expense):
Derivative instrument losses, net					(4)
Loss on previously sold Gulf of Mexico properties					(66)
Gain on divestitures, net					7
Other, net					15
General and administrative					(93)
Transaction, reorganization, and separation					(27)
Financing costs, net					(76)
Income Before Income Taxes					$447

Total Assets(3)	$8,887	$3,651	$1,897	$517	$14,952

	U.S.	Egypt(1)	North Sea	Intersegment Eliminations & Other	Total(4)

For the Quarter Ended March 31, 2023	(In millions)
Revenues:
Oil revenues	$486	$629	$282	$—	$1,397
Natural gas revenues	89	93	60	—	242
Natural gas liquids revenues	120	—	10	—	130
Oil, natural gas, and natural gas liquids production revenues	695	722	352	—	1,769
Purchased oil and gas sales	239	—	—	—	239
	934	722	352	—	2,008
Operating Expenses:
Lease operating expenses	147	97	77	—	321
Gathering, processing, and transmission	60	7	11	—	78
Purchased oil and gas costs	216	—	—	—	216
Taxes other than income	52	—	—	—	52
Exploration	3	36	5	8	52
Depreciation, depletion, and amortization	151	123	58	—	332
Asset retirement obligation accretion	10	—	18	—	28
	639	263	169	8	1,079
Operating Income (Loss)(2)	$295	$459	$183	$(8)	929

Other Income (Expense):
Derivative instrument gains, net					53
Gain on divestitures, net					1
Other, net					(32)
General and administrative					(65)
Transaction, reorganization, and separation					(4)
Financing costs, net					(72)
Income Before Income Taxes					$810

Total Assets(3)	$7,525	$3,334	$1,836	$518	$13,213
(1)Includes oil and gas production revenue that will be paid as taxes by EGPC on behalf of the Company for the quarters ended March 31, 2024 and 2023 of:

	For the Quarter Ended March 31,
	2024	2023

	(In millions)
Oil	$174	$172
Natural gas	21	26
(2)Operating income of U.S. includes leasehold impairments of $10 million for the first quarter of 2024.
Operating income of U.S. and North Sea includes leasehold impairments of $2 million and $3 million, respectively, for the first quarter of 2023.
(3)Intercompany balances are excluded from total assets.
(4)Includes noncontrolling interests in Egypt.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion relates to APA Corporation (APA or the Company) and its consolidated subsidiaries and should be read together with the Company’s Consolidated Financial Statements and accompanying notes included in Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q, as well as related information set forth in the Company’s Consolidated Financial Statements, accompanying Notes to Consolidated Financial Statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
Uncertainties in the global supply chain and financial markets, including the impact of ongoing international conflicts, inflation and rising interest rates, and actions taken by foreign oil and gas producing nations, including OPEC+, continue to impact oil supply and demand and contribute to commodity price volatility. Despite these uncertainties, the Company remains committed to its longer-term objectives: (1) to invest for long-term returns in pursuit of moderate, sustainable production growth; (2) to strengthen the balance sheet to underpin the generation of cash flow in excess of its upstream exploration, appraisal, and development capital program that can be directed to debt reduction, share repurchases, and other return of capital to its shareholders; and (3) to responsibly manage its cost structure regardless of the oil price environment.
The Company closely monitors hydrocarbon pricing fundamentals to reallocate capital as part of its ongoing planning process. APA’s diversified asset portfolio and operational flexibility provide the Company the ability to timely respond to near-term price volatility and effectively manage its investment programs accordingly. For additional detail on the Company’s forward capital investment outlook, refer to “Capital Resources and Liquidity” below.
The Company remains committed to its capital return framework for equity holders to participate more directly and materially in cash returns.
•The Company believes returning 60 percent of cash flow over capital investment creates a good balance for providing near-term cash returns to shareholders while still recognizing the importance of longer-term balance sheet strengthening.
•The Company’s quarterly dividend of $0.25 per share.
•Beginning in the fourth quarter of 2021 and through the end of the first quarter of 2024, the Company has repurchased 79.1 million shares of the Company’s common stock.
Financial and Operational Highlights
In the first quarter of 2024, the Company reported net income attributable to common stock of $132 million, or $0.44 per diluted share, compared to net income of $242 million, or $0.78 per diluted share, in the first quarter of 2023. Results for the first quarter of 2024 compared to the first quarter of 2023 were primarily impacted by higher DD&A and dry hole expense and an upward revision on decommissioning costs for its previously sold Gulf of Mexico assets in the current-year period, partially offset by lower deferred income tax expense.
The Company generated $368 million of cash from operating activities during the first three months of 2024, 10 percent higher than the first three months of 2023. APA’s higher operating cash flows for the first three months of 2024 were primarily driven by timing of working capital items. The Company repurchased 3.0 million shares of its common stock for $101 million and paid $76 million in dividends to APA common stockholders during the first three months of 2024.

On April 1, 2024, APA completed its acquisition of Callon Petroleum Company (Callon) in an all-stock transaction valued at approximately $4.5 billion, inclusive of Callon’s debt (the Callon acquisition). The transaction was approved by APA and Callon shareholders at special meetings held on March 27, 2024. The acquired assets include approximately 120,000 net acres in the Delaware Basin and 25,000 net acres in the Midland Basin. Callon’s fourth-quarter 2023 production was 103,000 BOE per day, comprising 58 percent oil and 80 percent liquids.
Subject to the terms of the merger agreement, each share of Callon common stock was converted into the right to receive 1.0425 shares of APA common stock, with cash in lieu of fractional shares. As a result, APA issued approximately 70 million shares of APA common stock in connection with the transaction, and following the acquisition, Callon common stock is no longer listed for trading on the NYSE.
Key operational highlights include:
United States
•Daily boe production from the Company’s U.S. assets accounted for 55 percent of its total production during the first quarter of 2024 and increased 6 percent from the first quarter of 2023. Daily oil production from the Company’s U.S. assets increased 16 percent from the first quarter of 2023. During the first quarter of 2024, the Company averaged six drilling rigs in the U.S., including three rigs in the Southern Midland Basin and three rigs in the Delaware Basin, and drilled and brought online 12 operated wells in the quarter. The Company’s core Permian Basin development program continues to represent key growth areas for the U.S. assets.
•The Company expects to average 10 drilling rigs in the U.S. for the remainder of 2024 as it integrates Callon operations, including contracting and logistics, well planning and design, drilling and completions, and facility construction.
International
•In Egypt, the Company continued its drilling and workover activity with a focus on oil production. The Company averaged 17 drilling rigs and drilled 17 new productive wells during the first quarter of 2024. During the same period, the Company averaged 21 workover rigs as it continues to align its drilling and workover activity with a goal of driving improved capital efficiency. First quarter 2024 gross and net equivalent production in the Company’s Egypt assets decreased 8 percent from the first quarter of 2023, while daily oil production remained essentially flat.
•The Company suspended all new drilling activity in the North Sea during the second quarter of 2023. The Company’s investment program in the North Sea is now directed toward safety, base production management, and asset maintenance and integrity.

Results of Operations
Oil, Natural Gas, and Natural Gas Liquids Production Revenues
Revenue
The Company’s production revenues and respective contribution to total revenues by country were as follows:

	For the Quarter Ended March 31,
	2024		2023
	$ Value	% Contribution	$ Value	% Contribution

	($ in millions)
Oil Revenues:
United States	$588	41%	$486	35%
Egypt(1)	657	46%	629	45%
North Sea	187	13%	282	20%
Total(1)	$1,432	100%	$1,397	100%

Natural Gas Revenues:
United States	$57	32%	$89	37%
Egypt(1)	77	44%	93	38%
North Sea	42	24%	60	25%
Total(1)	$176	100%	$242	100%

NGL Revenues:
United States	$131	94%	$120	92%
North Sea	9	6%	10	8%
Total(1)	$140	100%	$130	100%

Oil and Gas Revenues:
United States	$776	44%	$695	39%
Egypt(1)	734	42%	722	41%
North Sea	238	14%	352	20%
Total(1)	$1,748	100%	$1,769	100%
(1)    Includes revenues attributable to a noncontrolling interest in Egypt.

Production
The Company’s production volumes by country were as follows:

	For the Quarter Ended March 31,
	2024	Increase (Decrease)	2023
Oil Volume (b/d)
United States	83,520	16%	71,888
Egypt(1)(2)	86,768	(1)%	87,795
North Sea	29,795	(21)%	37,502
Total	200,083	1%	197,185

Natural Gas Volume (Mcf/d)
United States	443,737	1%	441,527
Egypt(1)(2)	290,227	(19)%	356,350
North Sea	52,605	30%	40,360
Total	786,569	(6)%	838,237

NGL Volume (b/d)
United States	56,574	1%	56,103
North Sea	1,405	12%	1,255
Total	57,979	1%	57,358

BOE per day(3)
United States	214,050	6%	201,580
Egypt(1)(2)	135,140	(8)%	147,186
North Sea(4)	39,967	(12)%	45,483
Total	389,157	(1)%	394,249
(1)    Gross oil, natural gas, and NGL production in Egypt were as follows:

	For the Quarter Ended March 31,
	2024	2023
Oil (b/d)	137,972	140,764
Natural Gas (Mcf/d)	457,248	545,049
(2)    Includes net production volumes per day attributable to a noncontrolling interest in Egypt of:

	For the Quarter Ended March 31,
	2024	2023
Oil (b/d)	28,943	29,294
Natural Gas (Mcf/d)	96,814	118,903
(3)    The table shows production on a boe basis in which natural gas is converted to an equivalent barrel of oil based on a 6:1 energy equivalent ratio. This ratio is not reflective of the price ratio between the two products.
(4)    Average sales volumes from the North Sea for the first quarters of 2024 and 2023 were 35,078 boe/d and 46,632 boe/d, respectively. Sales volumes may vary from production volumes as a result of the timing of liftings.

Pricing
The Company’s average selling prices by country were as follows:

	For the Quarter Ended March 31,
	2024	Increase (Decrease)	2023
Average Oil Price – Per barrel
United States	$77.37	3%	$75.17
Egypt	83.18	5%	79.58
North Sea	82.81	2%	81.57
Total	80.65	3%	78.37

Average Natural Gas Price – Per Mcf
United States	$1.42	(37)%	$2.24
Egypt	2.93	1%	2.89
North Sea	9.23	(47)%	17.58
Total	2.47	(23)%	3.22

Average NGL Price – Per barrel
United States	$25.38	7%	$23.79
North Sea	49.37	(13)%	56.92
Total	26.20	5%	24.84
First-Quarter 2024 compared to First-Quarter 2023
Crude Oil Crude oil revenues for the first quarter of 2024 totaled $1.4 billion, a $35 million increase from the comparative 2023 quarter. A 3 percent increase in average realized prices primarily drove the increase in crude oil revenues compared to the first quarter of 2023. Crude oil revenues accounted for 82 percent of total oil and gas production revenues and 51 percent of worldwide production in the first quarter of 2024. Crude oil prices realized in the first quarter of 2024 averaged $80.65 per barrel, compared with $78.37 per barrel in the comparative prior-year quarter.
The Company’s worldwide oil production increased 2.9 Mb/d to 200.1 Mb/d during the first quarter of 2024 from the comparative prior-year period, primarily a result of increased drilling activity in the U.S., offset by natural production decline across all assets.
Natural Gas Gas revenues for the first quarter of 2024 totaled $176 million, a $66 million decrease from the comparative 2023 quarter. A 23 percent decrease in average realized prices decreased first-quarter 2024 natural gas revenues by $56 million compared to the prior-year quarter, while 6 percent lower average daily production decreased revenues by $10 million. Natural gas revenues accounted for 10 percent of total oil and gas production revenues and 34 percent of worldwide production during the first quarter of 2024. The Company’s worldwide natural gas production decreased 51.7 MMcf/d to 786.6 MMcf/d during the first quarter of 2024 from the comparative prior-year period, primarily a result of natural production decline across all assets, reduced gas-focused activity in Egypt, and curtailment of volumes at Alpine High in response to extreme Waha basis differentials. These decreases were partially offset by increased drilling activity and recompletions in the U.S.
NGL NGL revenues for the first quarter of 2024 totaled $140 million, a $10 million increase from the comparative 2023 quarter. A 5 percent increase in average realized prices increased first-quarter 2024 NGL revenues by $7 million compared to the prior-year quarter, while 1 percent higher average daily production increased revenues by $3 million. NGL revenues accounted for 8 percent of total oil and gas production revenues and 15 percent of worldwide production during the first quarter of 2024. The Company’s worldwide NGL production increased 0.6 Mb/d to 58.0 Mb/d during the first quarter of 2024 from the comparative prior-year period, primarily a result of increased drilling activity in the U.S.

Purchased Oil and Gas Sales
Purchased oil and gas sales represent volumes primarily attributable to U.S. domestic gas purchases that were sold by the Company to fulfill natural gas takeaway obligations and delivery commitments. Sales related to these purchased volumes totaled $203 million and $239 million during the first quarters of 2024 and 2023, respectively. Purchased oil and gas sales were offset by associated purchase costs of $163 million and $216 million during the first quarters of 2024 and 2023, respectively. Gross purchased oil and gas sales values were lower in the first quarter of 2024, primarily due to lower average natural gas prices during the first quarter of 2024, as compared to the first quarter of 2023.
Operating Expenses
The Company’s operating expenses were as follows and include costs attributable to a noncontrolling interest in Egypt:

	For the Quarter Ended March 31,
	2024	2023

	(In millions)
Lease operating expenses	$338	$321
Gathering, processing, and transmission	84	78
Purchased oil and gas costs	163	216
Taxes other than income	57	52
Exploration	148	52
General and administrative	93	65
Transaction, reorganization, and separation	27	4
Depreciation, depletion, and amortization:
Oil and gas property and equipment	419	325
Gathering, processing, and transmission assets	2	2
Other assets	9	5
Asset retirement obligation accretion	40	28
Financing costs, net	76	72
Total Operating Expenses	$1,456	$1,220
Lease Operating Expenses (LOE)
LOE increased $17 million compared to the first quarter of 2023. On a per-unit basis, LOE increased 7 percent in the first quarter of 2024 when compared to the first quarter of 2023. Overall higher labor costs and other operating costs trending with global inflation drove an increase in absolute LOE, partially offset by decreased workover activity primarily in the U.S. and changes in foreign currency exchange rates against the US dollar.
Gathering, Processing, and Transmission (GPT)
The Company’s GPT expenses were as follows:

	For the Quarter Ended March 31,
	2024	2023

	(In millions)
Third-party processing and transmission costs	$61	$52
Midstream service costs – Kinetik	23	26
Total Gathering, processing, and transmission	$84	$78
GPT costs increased $6 million in the first quarter of 2024 when compared to the first quarter of 2023, primarily driven by a slight increase in natural gas production volumes in the U.S. when compared to the prior-year period.
Purchased Oil and Gas Costs
Purchased oil and gas costs decreased $53 million in the first quarter of 2024, to $163 million from $216 million in the first quarter of 2023. The decrease is a result of lower average natural gas prices in the first quarter of 2024 compared to the first quarter of 2023. Purchased oil and gas costs were more than offset by associated sales to fulfill natural gas takeaway obligations and delivery commitments totaling $203 million in the first quarter of 2024, as discussed above.

Taxes Other Than Income
Taxes other than income increased $5 million from the first quarter of 2023, primarily from higher severance taxes driven by increased production volumes and higher oil prices in the U.S. compared to the prior-year period.
Exploration Expenses
The Company’s exploration expenses were as follows:

	For the Quarter Ended March 31,
	2024	2023

	(In millions)
Unproved leasehold impairments	$10	$5
Dry hole expense	123	30
Geological and geophysical expense	1	1
Exploration overhead and other	14	16
Total Exploration	$148	$52
Exploration expenses increased $96 million from the first quarter of 2023, primarily the result of the completion of an initial drilling campaign in Alaska where two wells were unable to reach target objectives in the allotted seasonal time window.
General and Administrative (G&A) Expenses
G&A expenses increased $28 million compared to the first quarter of 2023. The increase in G&A expenses for the first quarter of 2024 compared to the first quarter of 2023 was primarily driven by higher overall labor costs across the Company and higher cash-based stock compensation expense resulting from changes in the Company’s stock price.
Transaction, Reorganization, and Separation (TRS) Costs
TRS costs increased $23 million from the first quarter of 2023. Higher TRS costs during the first quarter of 2024 were primarily a result of ongoing transaction costs related to the Callon acquisition coupled with separation costs in the North Sea. The Company expects to incur an additional $90 million of TSR costs related to the Callon merger. A majority of these costs will be incurred in the second quarter for professional services, departing Callon employees, and other closing costs.
Depreciation, Depletion, and Amortization (DD&A)
Total DD&A expenses increased $98 million from the first quarter of 2023, primarily driven by DD&A on the Company’s oil and gas properties. The Company’s DD&A rate on its oil and gas properties increased $2.86 per boe from the first quarter of 2023 driven primarily by price-related negative reserve revisions over the prior 12 months. The increase on an absolute basis was also impacted by higher oil and gas property balances resulting from capital investment activity in the U.S. over the past year.

Financing Costs, Net
The Company’s Financing costs were as follows:

	For the Quarter Ended March 31,
	2024	2023

	(In millions)
Interest expense	$85	$88
Amortization of debt issuance costs	1	1
Capitalized interest	(7)	(6)
Gain on extinguishment of debt	—	(9)
Interest income	(3)	(2)
Total Financing costs, net	$76	$72
Net financing costs increased $4 million from the first quarter of 2023. The increase in costs during the first quarter of 2024 was primarily a result of gains on extinguishment of debt recorded during the first quarter of 2023. The increase was partially offset by lower interest expense from lower average long-term debt balances during the first quarter of 2024 compared to the same prior year period.
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
The Company’s effective income tax rate for the three months ended March 31, 2024 differed from the U.S. federal statutory income tax rate of 21 percent due to taxes on foreign operations. The Company’s effective income tax rate for the three months ended March 31, 2023 differed from the U.S. federal statutory income tax rate of 21 percent due to taxes on foreign operations, a deferred tax expense related to the remeasurement of taxes in the U.K. as a result of the enactment of Finance Act 2023, and a decrease in the amount of valuation allowance against its U.S. deferred tax assets.
In December 2021, the Organisation for Economic Co-operation and Development issued Pillar Two Model Rules introducing a new global minimum tax of 15 percent on a country-by-country basis, with certain aspects effective in certain jurisdictions on January 1, 2024. Although the Company continues to monitor enacted legislation to implement these rules in countries where the Company could be impacted, APA does not expect that the Pillar Two framework will have a material impact on its consolidated financial statements.
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

Following the completion of the Callon acquisition the Company revised its full-year 2024 estimated upstream capital investment to approximately $2.7 billion and remains committed to its capital return framework for equity holders to participate more directly and materially in cash returns through dividends and share repurchases.
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
For additional information, refer to Part I, Items 1 and 2—Business and Properties, and Item 1A—Risk Factors, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Sources and Uses of Cash
The following table presents the sources and uses of the Company’s cash and cash equivalents for the periods presented:

	For the Three Months Ended March 31,
	2024	2023

	(In millions)
Sources of Cash and Cash Equivalents:
Net cash provided by operating activities	$368	$335
Proceeds from revolving credit facilities, net	—	417
Proceeds from asset divestitures	27	21
Proceeds from sale of Kinetik Shares	428	—
Total Sources of Cash and Cash Equivalents	823	773
Uses of Cash and Cash Equivalents:
Additions to upstream oil and gas property	$467	$543
Leasehold and property acquisitions	63	6
Payments on commercial paper and revolving credit facilities, net	2	—
Payments on Apache fixed-rate debt	—	65
Dividends paid to APA common stockholders	76	78
Distributions to noncontrolling interest	70	17
Treasury stock activity, net	101	142
Other, net	29	13
Total Uses of Cash and Cash Equivalents	808	864
Increase (Decrease) in Cash and Cash Equivalents	$15	$(91)
Sources of Cash and Cash Equivalents
Net Cash Provided by Operating Activities Operating cash flows are the Company’s primary source of capital and liquidity and are impacted, both in the short term and the long term, by volatile commodity prices. The factors that determine operating cash flows are largely the same as those that affect net earnings, with the exception of non-cash expenses such as DD&A, exploratory dry hole expense, asset impairments, asset retirement obligation accretion, and deferred income tax expense.
Net cash provided by operating activities during the first three months of 2024 totaled $368 million, up $33 million from the first three months of 2023, primarily the result of timing of working capital items.
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

Proceeds from Asset Divestitures The Company received $27 million and $21 million in proceeds from the divestiture of certain non-core assets during the first three months of 2024 and 2023, respectively. For more information regarding the Company’s acquisitions and divestitures, refer to Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Proceeds from Sale of Kinetik Shares The Company received $428 million of cash proceeds from the sale of its remaining shares of Kinetik Class A Common Stock in March 2024. For more information regarding the Company’s equity method interests, refer to Note 6—Equity Method Interests in the Notes to Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Uses of Cash and Cash Equivalents
Additions to Upstream Oil & Gas Property Exploration and development cash expenditures were $467 million and $543 million during the first three months of 2024 and 2023, respectively. The decrease in capital investment is reflective of the Company’s strategy to continually assess drilling activity across its diverse portfolio and balance workover activity in Egypt. The Company operated an average of approximately 23 drilling rigs during the first three months of 2024, compared to an average of approximately 26 drilling rigs during the first three months of 2023.
Leasehold and Property Acquisitions During the first three months of 2024 and 2023, the Company completed leasehold and property acquisitions, primarily in the Permian Basin, for total cash consideration of $63 million and $6 million, respectively.
Payments on and proceeds from commercial paper and revolving credit facilities, net During the first three months of 2024, the Company made net payments of $2 million on its commercial paper and revolving credit facilities borrowings. As of March 31, 2023, outstanding borrowings under the Company’s U.S. dollar denominated syndicated credit facility were $983 million, an increase of $417 million since December 31, 2022.
Payments on Apache Fixed-Rate Debt During the three months ended March 31, 2023, Apache purchased in the open market and canceled senior notes issued under its indentures in an aggregate principal amount of $74 million for an aggregate purchase price of $65 million in cash. The Company recognized a $9 million gain on these repurchases.
The Company expects that Apache will continue to reduce debt outstanding under its indentures from time to time.
Dividends Paid to APA Common Stockholders The Company paid $76 million and $78 million during the first three months of 2024 and 2023, respectively, for dividends on its common stock.
Distributions to Noncontrolling Interest Sinopec International Petroleum Exploration and Production Corporation (Sinopec) holds a one-third minority participation interest in the Company’s oil and gas operations in Egypt. The Company paid $70 million and $17 million during the first three months of 2024 and 2023, respectively, in cash distributions to Sinopec.
Treasury Stock Activity, net In the first three months of 2024, the Company repurchased 3.0 million shares at an average price of $33.27 per share and an aggregate purchase price of approximately $101 million, and as of March 31, 2024, the Company had remaining authorization to repurchase 40.9 million shares. In the first three months of 2023, the Company repurchased 3.7 million shares at an average price of $38.93 per share and an aggregate purchase price of approximately $142 million.
Liquidity
The following table presents a summary of the Company’s key financial indicators:

	March 31, 2024	December 31, 2023

	(In millions)
Cash and cash equivalents	$102	$87
Total debt – APA and Apache	5,180	5,188
Total equity	3,653	3,691
Available committed borrowing capacity under syndicated credit facilities	2,884	2,894
Cash and Cash Equivalents As of March 31, 2024, the Company had $102 million in cash and cash equivalents. The majority of the Company’s cash is invested in highly liquid, investment-grade instruments with maturities of three months or less at the time of purchase.

Debt As of March 31, 2024, the Company had $5.2 billion in total debt outstanding, which consisted of notes and debentures of Apache, credit facility and commercial paper borrowings, and finance lease obligations. As of March 31, 2024, current debt included $2 million of finance lease obligations.
Committed 2022 Credit Facilities On April 29, 2022, the Company entered into two unsecured syndicated credit agreements for general corporate purposes.
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

Apache may borrow under the USD Agreement up to an aggregate principal amount of US$300 million outstanding at any given time. Apache has guaranteed obligations under each of the USD Agreement and GBP Agreement effective until the aggregate principal amount of indebtedness under senior notes and debentures outstanding under Apache’s existing indentures first is less than US$1.0 billion.
As of March 31, 2024, there were $30 million of borrowings under the USD Agreement and an aggregate £348 million in letters of credit outstanding under the GBP Agreement. As of March 31, 2024, there were no letters of credit outstanding under the USD Agreement. As of December 31, 2023, there were $372 million of borrowings under the USD Agreement and an aggregate £348 million in letters of credit outstanding under the GBP Agreement. As of December 31, 2023, there were no letters of credit outstanding under the USD Agreement. The letters of credit denominated in pounds were issued to support North Sea decommissioning obligations, the terms of which require such support while Apache’s credit rating by Standard & Poor’s remains below BBB; on March 26, 2020, Standard & Poor’s reduced Apache’s rating from BBB to BB+, which was affirmed in 2023.
Uncommitted Credit Facilities Each of the Company and Apache, from time to time, has and uses uncommitted credit and letter of credit facilities for working capital and credit support purposes. As of March 31, 2024 and December 31, 2023, there were no outstanding borrowings under these facilities. At each of March 31, 2024 and December 31, 2023, there were £416 million and $2 million in letters of credit outstanding under these facilities.
Commercial Paper Program In December 2023, the Company established a commercial paper program under which it from time to time may issue in private placements exempt from registration under the Securities Act short-term unsecured promissory notes (CP Notes) up to a maximum aggregate face amount of $1.8 billion outstanding at any time. The maturities of CP Notes may vary but may not exceed 397 days from the date of issuance. Outstanding CP Notes are supported by available borrowing capacity under the Company’s committed $1.8 billion USD Agreement.
Payment of CP Notes has been unconditionally guaranteed on an unsecured basis by Apache, such guarantee effective until the first time that the aggregate principal amount of indebtedness under senior notes and debentures outstanding under Apache’s existing indentures is less than US$1.0 billion.
As of March 31, 2024, there was $340 million in aggregate face amount of CP Notes outstanding, which is classified as long-term debt. As of December 31, 2023, there were no CP Notes outstanding.
Term Loan Credit Agreement On January 30, 2024, APA entered into a syndicated credit agreement under which the lenders committed an aggregate $2.0 billion for senior unsecured delayed-draw term loans to APA (Term Loan Credit Agreement), the proceeds of which could be used to refinance certain indebtedness of Callon only on the date of closing of transactions under the Merger Agreement. Refer to “Subsequent Events” for further detail. Apache has guaranteed obligations under the Term Loan Credit Agreement effective until the aggregate principal amount of indebtedness under senior notes and debentures outstanding under Apache’s existing indentures first is less than $1.0 billion.

Subsequent Events On April 1, 2024, APA closed the transactions under the Term Loan Credit Agreement. APA borrowed an aggregate $1.5 billion in senior unsecured term loans that mature April 1, 2027. Loan proceeds were used to refinance certain indebtedness of Callon upon the substantially simultaneous closing of APA’s acquisition of Callon pursuant to the Merger Agreement and to pay related fees and expenses. APA may at any time prepay loans under the Term Loan Credit Agreement.
The lenders under the Term Loan Credit Agreement committed an aggregate $2.0 billion for senior unsecured delayed-draw term loans to APA available for borrowing only once upon the date of the closings under the Merger Agreement and Term Loan Credit Agreement, of which $1.5 billion was for term loans that would mature three years after the date of such closings (3-Year Tranche Loans) and $500 million was for term loans that would mature 364 days after the date of such closings (364-Day Tranche Loans). APA elected to borrow only under the 3-Year Tranche Loans and to allow the lender commitments for the 364-Day Tranche Loans to expire.
Indebtedness of Callon that APA could refinance by borrowing under the Term Loan Credit Agreement included indebtedness outstanding under (i) the Amended and Restated Credit Agreement, dated October 19, 2022, among Callon, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (Callon Credit Agreemen)t, (ii) Callon’s 6.375% Senior Notes due 2026 (Callon’s 2026 Notes), (iii) Callon’s 8.00% Senior Notes due 2028 (Callon’s 2028 Notes), and (iv) Callon’s 7.500% Senior Notes due 2030 (Callon’s 2030 Notes). As of April 1, 2024, all indebtedness under the Callon Credit Agreement and Callon’s 2026 Notes was repaid, and the aggregate principal balance remaining outstanding under Callon’s 2028 Notes and Callon’s 2030 Notes was reduced to $24 million. Given the aggregate principal balance remaining outstanding under Callon’s 2028 Notes and Callon’s 2030 Notes, no guarantee by Callon of APA’s obligations under the Term Loan Credit Agreement is required.
On April 1, 2024, the following Callon indebtedness was repaid by borrowings under the Term Loan Credit Agreement and USD Agreement:
•Callon closed cash tender offers for Callon’s 2028 Notes and Callon’s 2030 Notes, accepting for purchase $1.2 billion aggregate principal amount of notes. Callon paid holders an aggregate $1.3 billion in cash, reflecting principal, premium to par, early tender consent fee, and accrued and unpaid interest.
•Callon redeemed the outstanding $321 million principal amount of Callon’s 2026 Notes at a redemption price equal to 101.063% of their principal amount, plus accrued and unpaid interest to the redemption date.
•Callon repaid the aggregate $472 million owed under the Callon Credit Agreement, including principal, accrued and unpaid interest, and certain fees.
On April 26, 2024, Callon notified holders of its election to fully redeem on May 6, 2024 the outstanding $8.3 million principal amount of Callon’s 2028 Notes at a redemption price equal to 101.588% of their principal amount and $15.6 million principal amount of Callon’s 2030 Notes at a redemption price equal to 102.803% of their principal amount, in each case, plus accrued and unpaid interest to the redemption date.
Off-Balance Sheet Arrangements The Company enters into customary agreements in the oil and gas industry for drilling rig commitments, firm transportation agreements, and other obligations that may not be recorded on the Company’s consolidated balance sheet. For more information regarding these and other contractual arrangements, please refer to “Contractual Obligations” in Part II, Item 7 of APA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no material changes to the contractual obligations described therein.

Potential Decommissioning Obligations on Sold Properties
In 2013, Apache sold its Gulf of Mexico (GOM) Shelf operations and properties and its GOM operating subsidiary, GOM Shelf LLC (GOM Shelf) to Fieldwood Energy LLC (Fieldwood). Fieldwood assumed the obligation to decommission the properties held by GOM Shelf and the properties acquired from Apache and its other subsidiaries (collectively, the Legacy GOM Assets). On February 14, 2018, Fieldwood filed for (and subsequently emerged from) Chapter 11 bankruptcy protection. On August 3, 2020, Fieldwood filed for (and subsequently emerged from) Chapter 11 bankruptcy protection for a second time. Upon emergence from this second bankruptcy, the Legacy GOM Assets were separated into a standalone company, which was subsequently merged into GOM Shelf. Under GOM Shelf’s limited liability company agreement, the proceeds of production of the Legacy GOM Assets are to be used to fund the operation of GOM Shelf and the decommissioning of Legacy GOM Assets. Pursuant to the terms of the original transaction, as amended in the first bankruptcy, the securing of the asset retirement obligations for the Legacy GOM Assets as and when Apache is required to perform or pay for any such decommissioning was accomplished through the posting of letters of credit in favor of Apache (Letters of Credit), the provision of two bonds (Bonds) in favor of Apache, and the establishment of a trust account of which Apache was a beneficiary and which was funded by net profits interests (NPIs) depending on future oil prices. In addition, after such sources have been exhausted, Apache agreed upon resolution of GOM Shelf’s second bankruptcy to provide a standby loan to GOM Shelf of up to $400 million to perform decommissioning, with such standby loan secured by a first and prior lien on the Legacy GOM Assets.
By letter dated April 5, 2022 (replacing two earlier letters) and by subsequent letter dated March 1, 2023, GOM Shelf notified the Bureau of Safety and Environmental Enforcement (BSEE) that it was unable to fund the decommissioning obligations that it was obligated to perform on certain of the Legacy GOM Assets. As a result, Apache and other current and former owners in these assets have received orders from BSEE and demands from third parties to decommission certain of the Legacy GOM Assets included in GOM Shelf’s notifications to BSEE. Apache expects to receive similar orders and demands on the other Legacy GOM Assets included in GOM Shelf’s notification letters. Apache has also received orders to decommission other Legacy GOM Assets that were not included in GOM Shelf’s notification letters. Further, Apache anticipates that GOM Shelf may send additional such notices to BSEE in the future and that it may receive additional orders from BSEE requiring it to decommission other Legacy GOM Assets.
On June 21, 2023, two sureties that issued Bonds directly to Apache and two sureties that issued bonds to the issuing bank on the Letters of Credit filed suit against Apache in a case styled Zurich American Insurance Company, HCC International Insurance Company PLC, Philadelphia Indemnity Insurance Company and Everest Reinsurance Company (Insurers) v. Apache Corporation, Cause No. 2023-38238 in the 281st Judicial District Court, Harris County Texas. The sureties sought to prevent Apache from drawing on the Bonds and Letters of Credit and further alleged that they are discharged from their reimbursement obligations related to decommissioning costs and are entitled to other relief. On July 20, 2023, the 281st Judicial District Court denied the Insurers’ request for a temporary injunction. On July 26, 2023, Apache removed the suit to the United States Bankruptcy Court for the Southern District of Texas (Houston Division) which subsequently held that the sureties’ state court lawsuit violated the terms of the Bankruptcy Confirmation Order and is void. Since the time the sureties filed their state court lawsuit, Apache has drawn down the entirety of the Letters of Credit. Apache has also sought to draw down on the Bonds; however, the sureties refuse to pay such Bond draws. Apache is vigorously pursuing its claims against the sureties.
As of March 31, 2024, the Company has recorded a $186 million asset, which represents the remaining amount the Company expects to be reimbursed from security related to these decommissioning costs.
The Company has recorded contingent liabilities in the amounts of $847 million and $824 million as of March 31, 2024 and December 31, 2023, respectively, representing the estimated costs of decommissioning it may be required to perform on legacy GOM properties previously sold to Fieldwood and other GOM operators. During the first quarter of 2024, the Company recognized $66 million of “Loss on previously sold Gulf of Mexico properties,” which includes increases of $33 million related to orders received during the period from BSEE to decommission properties previously sold to Cox Operating LLC. The Company recognized no losses for decommissioning previously sold properties during the first quarter of 2023. There have been no other changes in estimates from December 31, 2023 that would have a material impact on the Company’s financial position, results of operations, or liquidity.

Critical Accounting Estimates
The Company prepares its financial statements and accompanying notes in conformity with accounting principles generally accepted in the U.S., which require management to make estimates and assumptions about future events that affect reported amounts in the financial statements and the accompanying notes. The Company identifies certain accounting policies involving estimation as critical accounting estimates based on, among other things, their impact on the portrayal of the Company’s financial condition, results of operations, or liquidity, as well as the degree of difficulty, subjectivity, and complexity in their deployment. Critical accounting estimates address accounting matters that are inherently uncertain due to unknown future resolution of such matters. Management routinely discusses the development, selection, and disclosure of each critical accounting estimate. For a discussion of the Company’s most critical accounting estimates, please see the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Some of the more significant estimates include reserve estimates, oil and gas exploration costs, offshore decommissioning contingency, long-lived asset impairments, asset retirement obligations, and income taxes.
New Accounting Pronouncements
There were no material changes in recently issued or adopted accounting standards from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
Commodity Price Risk
The Company’s revenues, earnings, cash flow, capital investments and, ultimately, future rate of growth are highly dependent on the prices the Company receives for its crude oil, natural gas, and NGLs, which have historically been very volatile because of unpredictable events such as economic growth or retraction, weather, political climate, and global supply and demand. The Company continually monitors its market risk exposure, as oil and gas supply and demand are impacted by uncertainties in the commodity and financial markets associated with the conflict in Ukraine, the conflict in Israel and Gaza, actions taken by foreign oil and gas producing nations, including OPEC+, global inflation, and other current events.
The Company’s average crude oil price realizations increased 3 percent from $78.37 per barrel to $80.65 per barrel during the first quarters of 2023 and 2024, respectively. The Company’s average natural gas price realizations decreased 23 percent from $3.22 per Mcf to $2.47 per Mcf during the first quarters of 2023 and 2024, respectively. The Company’s average NGL price realizations increased 5 percent from $24.84 per barrel to $26.20 per barrel during the first quarters of 2023 and 2024, respectively. Based on average daily production for the first quarter of 2024, a $1.00 per barrel change in the weighted average realized oil price would have increased or decreased revenues for the quarter by approximately $18 million, a $0.10 per Mcf change in the weighted average realized natural gas price would have increased or decreased revenues for the quarter by approximately $7 million, and a $1.00 per barrel change in the weighted average realized NGL price would have increased or decreased revenues for the quarter by approximately $5 million.
The Company periodically enters into derivative positions on a portion of its projected crude oil and natural gas production through a variety of financial and physical arrangements intended to manage fluctuations in cash flows resulting from changes in commodity prices. Such derivative positions may include the use of futures contracts, swaps, and/or options. The Company does not hold or issue derivative instruments for trading purposes. As of March 31, 2024, the Company had open natural gas derivatives not designated as cash flow hedges in a liability position with a fair value of $2 million. A 10 percent increase in natural gas prices would increase the liability by approximately $1 million, while a 10 percent decrease in prices would decrease the liability by approximately $1 million. These fair value changes assume volatility based on prevailing market parameters at March 31, 2024. Refer to Note 4—Derivative Instruments and Hedging Activities in the Notes to Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for notional volumes and terms with the Company’s derivative contracts.

Interest Rate Risk
As of March 31, 2024, the Company had $4.8 billion, net, in outstanding notes and debentures, all of which was fixed-rate debt, with a weighted average interest rate of 5.34 percent. Although near-term changes in interest rates may affect the fair value of fixed-rate debt, such changes do not expose the Company to the risk of earnings or cash flow loss associated with that debt.
The Company is also exposed to interest rate risk related to its interest-bearing cash and cash equivalents balances and amounts outstanding under its commercial paper program and syndicated credit facilities. As of March 31, 2024, the Company had approximately $102 million in cash and cash equivalents, approximately 69 percent of which was invested in money market funds and short-term investments with major financial institutions. As of March 31, 2024, there were $370 million of borrowings outstanding under the Company’s commercial paper program and syndicated revolving credit facilities. Changes in the interest rate applicable to short-term investments and credit facility borrowings are expected to have an immaterial impact on earnings and cash flows but could impact interest costs associated with future debt issuances or any future borrowings.
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
Foreign currency gains and losses also arise when monetary assets and monetary liabilities denominated in foreign currencies are translated at the end of each month. Foreign currency gains and losses are included as either a component of “Other” under “Revenues and Other” or, as is the case when the Company re-measures its foreign tax liabilities, as a component of the Company’s provision for income tax expense on the statement of consolidated operations. Foreign currency net gain or loss of $3 million would result from a 10 percent weakening or strengthening, respectively, in the British pound as of March 31, 2024.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Company’s Chief Executive Officer, in his capacity as principal executive officer, and Stephen J. Riney, the Company’s President and Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2024, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that the information the Company is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
Refer to Part I, Item 3—Legal Proceedings of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and Note 11—Commitments and Contingencies in the Notes to the Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q (which is hereby incorporated by reference herein), for a description of material legal proceedings.
ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors disclosed in Part I, Item 1A—Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Given the nature of its business, Apache Corporation may be subject to different or additional risks than those applicable to the Company. For a description of these risks, refer to the disclosures in Apache Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 and Apache Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information on shares of common stock repurchased by the Company during the quarter ended March 31, 2024:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 to January 31, 2024	2,226,352	$34.22	2,226,352	41,693,267
February 1 to February 29, 2024	784,765	30.59	784,765	40,908,502
March 1 to March 31, 2024	—	—	—	40,908,502
Total	3,011,117	$33.27
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
ITEM 5.    OTHER INFORMATION
During the three months ended March 31, 2024, none of the Company’s officers or directors adopted or terminated any Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement” (as such term is defined in Item 408 of Regulation S-K promulgated under the Securities Act).

ITEM 6.    EXHIBITS

		Incorporated by Reference
EXHIBIT NO.	DESCRIPTION	Form	Exhibit	Filing Date	SEC File No.
2.1	Agreement and Plan of Merger, dated as of January 3, 2024, by and among Registrant, Astro Comet Merger Sub Corp., and Callon Petroleum Company.	8-K	2.1	1/4/2024	001-40144
3.1	Amended and Restated Certificate of Incorporation of Registrant, dated March 1, 2021, as filed with the Secretary of State of the State of Delaware on March 1, 2021.	8-K12B	3.1	3/1/2021	001-40144
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant, dated May 24, 2023, as filed with the Secretary of State of the State of Delaware on May 24, 2023.	8-K	3.1	5/25/2023	001-40144
3.3	Amended and Restated Bylaws of Registrant, dated February 2, 2023.	8-K	3.1	2/8/2023	001-40144
4.1	Amended and Restated Warrant Agreement, dated April 1, 2024, by and among APA Corporation, Equiniti Trust Company, LLC, and, solely for purposes of certain provisions specified therein, Callon Petroleum Company.	8-K	4.1	4/1/2024	001-40144
10.1	Credit Agreement, dated as of January 30, 2024, among APA Corporation, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents party thereto.	8-K	10.1	1/30/2024	001-40144
10.2	Form of 2024 Performance Share Program Agreement (2016 Omnibus Compensation Plan), dated January 8, 2024.	8-K	10.1	1/12/2024	001-40144
*31.1	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Executive Officer.
*31.2	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Financial Officer.
**32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer and Principal Financial Officer.
*101
The following financial statements from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Statement of Consolidated Operations, (ii) Statement of Consolidated Comprehensive Income, (iii) Statement of Consolidated Cash Flows, (iv) Consolidated Balance Sheet, (v) Statement of Consolidated Changes in Equity (Deficit) and Noncontrolling Interests and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

*101.SCH	Inline XBRL Taxonomy Schema Document.
*101.CAL	Inline XBRL Calculation Linkbase Document.
*101.DEF	Inline XBRL Definition Linkbase Document.
*101.LAB	Inline XBRL Label Linkbase Document.
*101.PRE	Inline XBRL Presentation Linkbase Document.
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

APA CORPORATION

Dated:	May 2, 2024	/s/ STEPHEN J. RINEY
Stephen J. Riney
President and Chief Financial Officer
(Principal Financial Officer)

Dated:	May 2, 2024	/s/ REBECCA A. HOYT
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer, and Controller
(Principal Accounting Officer)