Form 10-Q
period 2024-06-30
APA Corp
filed 2024-08-02
CIK 1841666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number: 1-40144
APA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	86-1430562
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2000 W. Sam Houston Pkwy. S., Suite 200, Houston, Texas 77042-3643
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of registrant’s common stock outstanding as of July 31, 2024	369,904,843

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
•other risks and uncertainties disclosed in the Company’s second-quarter 2024 earnings release;
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

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

	(In millions, except share data)
REVENUES AND OTHER:
Oil, natural gas, and natural gas liquids production revenues(1)	$2,201	$1,652	$3,949	$3,421
Purchased oil and gas sales(1)	342	144	545	383
Total revenues	2,543	1,796	4,494	3,804
Derivative instrument gains (losses), net	(3)	51	(7)	104
Gain on divestitures, net	276	5	283	6
Loss on previously sold Gulf of Mexico properties	(17)	—	(83)	—
Other, net	(7)	109	8	77
	2,792	1,961	4,695	3,991
OPERATING EXPENSES:
Lease operating expenses(1)	460	361	798	682
Gathering, processing, and transmission(1)	121	78	205	156
Purchased oil and gas costs(1)	210	131	373	347
Taxes other than income	78	50	135	102
Exploration	71	43	219	95
General and administrative	85	72	178	137
Transaction, reorganization, and separation	115	2	142	6
Depreciation, depletion, and amortization	588	367	1,018	699
Asset retirement obligation accretion	36	29	76	57
Impairments	—	46	—	46
Financing costs, net	100	82	176	154
	1,864	1,261	3,320	2,481
NET INCOME BEFORE INCOME TAXES	928	700	1,375	1,510
Current income tax provision	285	254	585	600
Deferred income tax provision (benefit)	23	(16)	(42)	122
NET INCOME INCLUDING NONCONTROLLING INTERESTS	620	462	832	788
Net income attributable to noncontrolling interest	79	81	159	165
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$541	$381	$673	$623

NET INCOME PER COMMON SHARE:
Basic	$1.46	$1.24	$2.00	$2.01
Diluted	$1.46	$1.23	$2.00	$2.01
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	371	308	337	310
Diluted	372	309	337	310
(1)    For transactions with Kinetik prior to the Company’s sale of its remaining shares of Kinetik Class A Common Stock and the resignation of the Company’s designated director from the Kinetik board of directors, refer to Note 6—Equity Method Interests.
The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

	(In millions)
NET INCOME INCLUDING NONCONTROLLING INTERESTS	$620	$462	$832	$788
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Pension and postretirement benefit plan	(1)	—	(1)	3
COMPREHENSIVE INCOME INCLUDING NONCONTROLLING INTERESTS	619	462	831	791
Comprehensive income attributable to noncontrolling interest	79	81	159	165
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCK	$540	$381	$672	$626

The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2024	2023

	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interests	$832	$788
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized derivative instrument (gains) losses, net	5	(80)
Gain on divestitures, net	(283)	(6)
Exploratory dry hole expense and unproved leasehold impairments	174	64
Depreciation, depletion, and amortization	1,018	699
Asset retirement obligation accretion	76	57
Impairments	—	46
Provision for (benefit from) deferred income taxes	(42)	122
Gain on extinguishment of debt	—	(9)
Loss on previously sold Gulf of Mexico properties	83	—
Other, net	31	(67)
Changes in operating assets and liabilities:
Receivables	(101)	100
Inventories	(2)	(45)
Drilling advances and other current assets	6	2
Deferred charges and other long-term assets	80	160
Accounts payable	(125)	(112)
Accrued expenses	(312)	(163)
Deferred credits and noncurrent liabilities	(195)	(221)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,245	1,335
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to upstream oil and gas property	(1,223)	(1,119)
Leasehold and property acquisitions	(63)	(10)
Proceeds from asset divestitures	729	28
Proceeds from sale of Kinetik Shares	428	—
Other, net	(23)	(14)
NET CASH USED IN INVESTING ACTIVITIES	(152)	(1,115)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from commercial paper and revolving credit facilities, net	63	196
Proceeds from term loan facility	1,500	—
Payment on Callon Credit Agreement	(472)	—
Payments on fixed-rate debt	(1,641)	(65)
Distributions to noncontrolling interest	(123)	(100)
Treasury stock activity, net	(144)	(188)
Dividends paid to APA common stockholders	(168)	(155)
Other, net	(35)	(11)
NET CASH USED IN FINANCING ACTIVITIES	(1,020)	(323)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	73	(103)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	87	245
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$160	$142

SUPPLEMENTARY CASH FLOW DATA:
Interest paid, net of capitalized interest	$178	$168
Income taxes paid, net of refunds	566	476
The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30, 2024	December 31, 2023

	(In millions, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$160	$87
Receivables, net of allowance of $122 and $114	1,936	1,610
Other current assets (Note 5)	822	765
	2,918	2,462
PROPERTY AND EQUIPMENT:
Oil and gas properties	49,416	44,860
Gathering, processing, and transmission facilities	445	448
Other	539	634
Less: Accumulated depreciation, depletion, and amortization	(35,944)	(35,904)
	14,456	10,038
OTHER ASSETS:
Equity method interests (Note 6)	—	437
Decommissioning security for sold Gulf of Mexico properties (Note 11)	21	21
Deferred tax asset (Note 10)	2,259	1,758
Deferred charges and other	541	528
	$20,195	$15,244

LIABILITIES, NONCONTROLLING INTERESTS, AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,012	$658
Current debt	2	2
Other current liabilities (Note 7)	1,875	1,744
	2,889	2,404
LONG-TERM DEBT (Note 9)	6,741	5,186
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Deferred tax liability (Note 10)	256	371
Asset retirement obligation (Note 8)	2,515	2,362
Decommissioning contingency for sold Gulf of Mexico properties (Note 11)	768	764
Other	531	466
	4,070	3,963
EQUITY:
Common stock, $0.625 par, 860,000,000 shares authorized, 491,336,993 and 420,595,901 shares issued, respectively	307	263
Paid-in capital	13,322	11,126
Accumulated deficit	(2,286)	(2,959)
Treasury stock, at cost, 121,511,189 and 117,020,000 shares, respectively	(5,934)	(5,790)
Accumulated other comprehensive income	14	15
APA SHAREHOLDERS’ EQUITY	5,423	2,655
Noncontrolling interest	1,072	1,036
TOTAL EQUITY	6,495	3,691
	$20,195	$15,244

The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(Unaudited)

	Common Stock	Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	APA SHAREHOLDERS’ EQUITY	Noncontrolling Interest	TOTAL EQUITY

	(In millions)
For the Quarter Ended June 30, 2023
Balance at March 31, 2023	$263	$11,337	$(5,572)	$(5,601)	$17	$444	$989	$1,433
Net income attributable to common stock	—	—	381	—	—	381	—	381
Net income attributable to noncontrolling interest	—	—	—	—	—	—	81	81
Distributions to noncontrolling interest	—	—	—	—	—	—	(83)	(83)
Common dividends declared ($0.25 per share)	—	(77)	—	—	—	(77)	—	(77)
Treasury stock activity, net	—	—	—	(46)	—	(46)	—	(46)
Other	—	7	—	—	—	7	—	7
Balance at June 30, 2023	$263	$11,267	$(5,191)	$(5,647)	$17	$709	$987	$1,696

For the Quarter Ended June 30, 2024
Balance at March 31, 2024	$263	$11,047	$(2,827)	$(5,891)	$15	$2,607	$1,046	$3,653
Net income attributable to common stock	—	—	541	—	—	541	—	541
Net income attributable to noncontrolling interest	—	—	—	—	—	—	79	79
Distributions to noncontrolling interest	—	—	—	—	—	—	(53)	(53)
Common dividends declared ($0.25 per share)	—	(93)	—	—	—	(93)	—	(93)
Issuance of common stock	44	2,370	—	—	—	2,414	—	2,414
Treasury stock activity, net	—	—	—	(43)	—	(43)	—	(43)
Other	—	(2)	—	—	(1)	(3)	—	(3)
Balance at June 30, 2024	$307	$13,322	$(2,286)	$(5,934)	$14	$5,423	$1,072	$6,495

The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY AND NONCONTROLLING INTERESTS - Continued
(Unaudited)

	Common Stock	Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	APA SHAREHOLDERS’ EQUITY	Noncontrolling Interest	TOTAL EQUITY

For the Six Months Ended June 30, 2023
Balance at December 31, 2022	$262	$11,420	$(5,814)	$(5,459)	$14	$423	$922	$1,345
Net income attributable to common stock			623	—	—	623	—	623
Net income attributable to noncontrolling interest – Egypt	—	—	—	—	—	—	165	165
Distributions to noncontrolling interest – Egypt	—	—	—	—	—	—	(100)	(100)
Common dividends declared ($0.50 per share)	—	(155)	—	—	—	(155)	—	(155)
Treasury stock activity, net	—	—	—	(188)	—	(188)	—	(188)
Other	1	2	—	—	3	6	—	6
Balance at June 30, 2023	$263	$11,267	$(5,191)	$(5,647)	$17	$709	$987	$1,696

For the Six Months Ended June 30, 2024
Balance at December 31, 2023	$263	$11,126	$(2,959)	$(5,790)	$15	$2,655	$1,036	$3,691
Net income attributable to common stock	—	—	673	—	—	673	—	673
Net income attributable to noncontrolling interest – Egypt	—	—	—	—	—	—	159	159
Distributions to noncontrolling interest – Egypt	—	—	—	—	—	—	(123)	(123)
Common dividends declared ($0.50 per share)	—	(168)	—	—	—	(168)	—	(168)
Issuance of common stock	44	2,370	—	—	—	2,414	—	2,414
Treasury stock activity, net	—	—	—	(144)	—	(144)	—	(144)
Other	—	(6)	—	—	(1)	(7)	—	(7)
Balance at June 30, 2024	$307	$13,322	$(2,286)	$(5,934)	$14	$5,423	$1,072	$6,495

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
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of June 30, 2024, the Company's significant accounting policies are consistent with those discussed in Note 1—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The Company’s financial statements for prior periods may include reclassifications that were made to conform to the current-year presentation.
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
Investments in which the Company has significant influence, but not control, are accounted for under the equity method of accounting. During each of the periods ended March 31, 2024 and June 30, 2023, the Company had a designated director on the Kinetik Holdings Inc. (Kinetik) board of directors. The Company’s designated director resigned from the Kinetik board of directors on April 3, 2024. As a result, the Company is considered to have had significant influence over Kinetik for all periods presented except for the quarter ended June 30, 2024.
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
During the three and six months ended June 30, 2024 and 2023, the Company recorded no asset impairments in connection with fair value assessments.
Revenue Recognition
Receivables from contracts with customers, including receivables for purchased oil and gas sales and net of allowance for credit losses, were $1.8 billion and $1.5 billion as of June 30, 2024 and December 31, 2023, respectively. Payments under all contracts with customers are typically due and received within a short-term period of one year or less, after physical delivery of the product or service has been rendered. Over the past year, the Company experienced a gradual decline in the timeliness of receipts from the Egyptian General Petroleum Corporation (EGPC) for the Company’s Egyptian oil and gas sales. The Company is conducting ongoing discussions with the Government of Egypt to resolve the delay in EGPC payments. The Company continues to collect on these receivables, albeit late, and management believes that the Company will be able to collect the total balance of its receivables from this customer.
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
During the three and six months ended June 30, 2023, the Company recorded $46 million of impairments in connection with valuations of drilling and operations equipment inventory upon the Company’s decision to suspend drilling operations in the North Sea. There were no impairments recorded during the three and six months ended June 30, 2024.
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

Transaction, Reorganization, and Separation (TRS)
The Company recorded $115 million and $142 million of TRS costs during the second quarter and the first six months of 2024, respectively, and $2 million and $6 million of TRS costs during the second quarter and the first six months of 2023, respectively. TRS costs incurred in the first six months of 2024 comprised $128 million associated with the Callon acquisition, including $62 million of separation costs and $66 million of transaction and integration costs.
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

Subject to the terms of the merger agreement (Merger Agreement), each share of Callon common stock was converted into the right to receive 1.0425 shares of APA common stock, with cash in lieu of fractional shares. As a result, APA issued approximately 70 million shares of APA common stock in connection with the transaction based on the value of APA common stock on the day of closing, and following the acquisition, Callon common stock is no longer listed for trading on the NYSE. In addition to the equity consideration provided, APA transferred approximately $24 million in other consideration upon close of the transaction.
Upon completing the acquisition, APA repaid all of Callon’s debt, refinancing a portion by borrowing $1.5 billion under its unsecured committed term loan facility. Refer to Note 9—Debt and Financing Costs for further detail.
Recording of Assets Acquired and Liabilities Assumed
The transaction was accounted for using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The final determination of fair value for certain assets and liabilities will be completed as soon as the information necessary to complete the analysis is obtained. These amounts will be finalized as soon as possible, but no later than one year from the acquisition date.
The following table summarizes the preliminary estimates of the assets acquired and liabilities assumed in the merger:

(In millions)
Current assets	$282
Property, plant, and equipment	4,493
Deferred tax asset	575
Other assets	11
Total assets acquired	$5,361
Current liabilities	$616
Long-term debt	2,113
Asset retirement obligation	136
Other long-term obligations	58
Total liabilities assumed	$2,923
Net assets acquired	$2,438

The following unaudited pro forma combined results for the three and six months ended June 30, 2024 and 2023 reflect the consolidated results of operations of the Company as if the Callon acquisition had occurred on January 1, 2023. The unaudited pro forma information includes certain accounting adjustments for transaction costs, depreciation, depletion, and amortization expense, and estimated tax impacts of the pro forma adjustments.

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

	(In millions, except share data)
Revenues	$2,201	$2,337	$4,513	$4,883
Net income attributable to common stock	630	508	779	790
Net income per common share – basic	1.70	1.35	2.10	2.08
Net income per common share – diluted	1.69	1.34	2.10	2.08
From the date of the acquisition through June 30, 2024, revenues and net income attributable to common stockholders associated with Callon assets totaled $438 million and $109 million, respectively.
The unaudited pro forma condensed consolidated financial information has been included for comparative purposes only and is not necessarily indicative of the results that might have occurred had the transactions taken place on the dates indicated. The unaudited pro forma results are also not intended to be a projection of future results and do not include any future cost savings or other synergies that may result from the Callon acquisition or any estimated costs that have not yet been incurred.
U.S. Divestitures
In the second quarter of 2024, the Company completed the sale of non-core acreage in the East Texas Austin Chalk and Eagle Ford plays that had a carrying value of $347 million for aggregate cash proceeds of $253 million and the assumption of asset retirement obligations of $48 million. The Company recognized a $46 million loss during the second quarter of 2024 in association with this sale.
In the second quarter of 2024, the Company also completed the sale of non-core mineral and royalty interests in the Permian Basin that had a carrying value of $71 million for approximately $392 million after post-closing adjustments. The Company recognized a gain of $321 million during the second quarter of 2024 in association with this sale.
Additionally, during the second quarter and first six months of 2024, the Company completed the sale of non-core assets and leasehold in multiple transactions for aggregate cash proceeds of $45 million and $72 million, respectively, recognizing a gain of approximately $1 million and $8 million, respectively, upon closing of these transactions.
Sale of Kinetik Shares
On March 18, 2024, the Company sold its remaining Kinetik Shares for cash proceeds of $428 million. Refer to Note 6—Equity Method Interests for further detail.
Leasehold and Property Acquisitions
During the first six months of 2024, in addition to the Callon acquisition, the Company completed other leasehold and property acquisitions, primarily in the Permian Basin, for aggregate cash consideration of approximately $63 million.
2023 Activity
Leasehold and Property Acquisitions
During the second quarter and first six months of 2023, the Company completed leasehold and property acquisitions, primarily in the Permian Basin, for aggregate cash consideration of approximately $4 million and $10 million, respectively.
U.S. Divestitures
During the second quarter and first six months of 2023, the Company completed the sale of non-core assets and leasehold in multiple transactions for aggregate cash proceeds of $7 million and $28 million, respectively, recognizing a gain of approximately $5 million and $6 million, respectively, upon closing of these transactions.

3.    CAPITALIZED EXPLORATORY WELL COSTS
The Company’s capitalized exploratory well costs were $621 million and $586 million as of June 30, 2024 and December 31, 2023, respectively. The increase is primarily attributable to additional drilling activity in Egypt and in the U.S. No suspended exploratory well costs previously capitalized for greater than one year at December 31, 2023 were charged to dry hole expense during the second quarter of 2024. During the first quarter of 2024, approximately $51 million of suspended well costs previously capitalized for greater than one year at December 31, 2023 were charged to dry hole expense.
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
4.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Objectives and Strategies
The Company is exposed to fluctuations in crude oil and natural gas prices on the majority of its worldwide production, as well as fluctuations in exchange rates in connection with transactions denominated in foreign currencies. The Company manages the variability in its cash flows by occasionally entering into derivative transactions on a portion of its crude oil and natural gas production and foreign currency transactions. The Company utilizes various types of derivative financial instruments, including forward contracts, futures contracts, swaps, and options, to manage fluctuations in cash flows resulting from changes in commodity prices or foreign currency values. Apache has elected not to designate any of its derivative contracts as cash flow hedges.
Counterparty Risk
The use of derivative instruments exposes the Company to credit loss in the event of nonperformance by the counterparty. To reduce the concentration of exposure to any individual counterparty, the Company utilizes a diversified group of investment-grade rated counterparties, primarily financial institutions, for its derivative transactions. As of June 30, 2024, the Company had derivative positions with one counterparty. The Company monitors counterparty creditworthiness on an ongoing basis; however, it cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, the Company may be limited in its ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, the Company may not realize the benefit of some of its derivative instruments resulting from lower commodity prices.
Derivative Instruments
Commodity Derivative Instruments
As of June 30, 2024, the Company had the following open natural gas financial collar contracts:

Production Period	Settlement Index	MMBtu (in 000’s)	Weighted Average Floor Price	Weighted Average Ceiling Price
July—December 2024	NYMEX Henry Hub	3,398	$3.00	$3.33
As of June 30, 2024, the Company had the following open natural gas financial basis swap contracts:

		Basis Swap Purchased		Basis Swap Sold
Production Period	Settlement Index	MMBtu (in 000’s)	Weighted Average Price Differential	MMBtu (in 000’s)	Weighted Average Price Differential
July—December 2024	NYMEX Henry Hub/IF Waha	—	—	3,680	$(1.06)
July—December 2024	NYMEX Henry Hub/IF HSC	—	—	7,360	$(0.42)

As of June 30, 2024, the Company had the following open NGL fixed swap contracts:

Production Period	Settlement Index	MBbls (in 000’s)	Weighted Average Price Differential
July—December 2024	OPIS IsoButane Mt Belvieu Non TET	12	$33.18
July—December 2024	OPIS NButane Mt Belvieu Non TET	36	$33.18
Embedded Derivatives
As a result of the Callon acquisition, the Company assumed an earn-out obligation from Callon, where the Company could be required to pay up to $50 million in the aggregate if the average daily settlement price of WTI crude oil exceeds $60.00 per barrel for the 2024 and 2025 calendar years. Additionally, in connection with the Callon acquisition, the Company assumed a contingent consideration arrangement. Whereby the Company could receive up to $45 million if the average daily settlement price of WTI crude oil for 2024 is at least $80.00 per barrel. If the average daily settlement price of WTI crude oil for 2024 is less than $80.00 per barrel but at least $75.00 per barrel, then the Company would receive $20 million.
The Company determined that the earn-out obligation and contingent consideration receipt were not clearly and closely related to the underlying agreements and therefore bifurcated these embedded features and recorded these derivatives at fair value. For further discussion of these derivatives, refer to “Fair Value Measurements” below.
Fair Value Measurements
The following table presents the Company’s derivative assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Price in Active Markets (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Netting(1)	Carrying Amount

	(In millions)
June 30, 2024
Assets:
Commodity derivative instruments	$—	$2	$—	$2	$(1)	$1
Contingent consideration arrangements	—	25	—	25	—	25
Liabilities:
Commodity derivative instruments	$—	$1	$—	$1	$(1)	$—
Contingent consideration arrangements	—	42	—	42	—	42
December 31, 2023
Assets:
Commodity derivative instruments	$—	$6	$—	$6	$—	$6
(1)    The derivative fair values are based on analysis of each contract on a gross basis, excluding the impact of netting agreements with counterparties.

The embedded options within the earn-out obligation and contingent consideration arrangements discussed above are considered financial instruments under ASC 815. The Company uses a market approach to estimate the fair values of these derivatives on a recurring basis, utilizing an option pricing model method provided by a reputable third party. The valuation includes significant inputs such as forward oil price curves, time to expiration, and implied volatility. As these inputs are substantially observable for the full term of the contingent consideration arrangements, the inputs are considered a Level 2 fair value measurement. As of June 30, 2024, the estimated fair values of the earn-out obligation and contingent consideration receipt were $42 million and $25 million, respectively.
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

	June 30, 2024	December 31, 2023

	(In millions)
Current Assets: Other current assets	$26	$6
Total derivative assets	$26	$6

Current Liabilities: Other current liabilities	$24	$—
Deferred Credit and Other Noncurrent Liabilities: Other	18	—
Total derivative liabilities	$42	$—
Derivative Activity Recorded in the Statement of Consolidated Operations
The following table summarizes the effect of derivative instruments on the Company’s statement of consolidated operations:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

	(In millions)
Realized:
Commodity derivative instruments	$(6)	$4	$(2)	$24
Realized gains (losses), net	(6)	4	(2)	24
Unrealized:
Commodity derivative instruments	3	47	(5)	80
Unrealized gains (losses), net	3	47	(5)	80
Derivative instrument gains (losses), net	$(3)	$51	$(7)	$104
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
5.    OTHER CURRENT ASSETS
The following table provides detail of the Company’s other current assets:

	June 30, 2024	December 31, 2023

	(In millions)
Inventories	$466	$453
Drilling advances	110	88
Prepaid assets and other	80	46
Current decommissioning security for sold Gulf of Mexico assets	166	178
Total Other current assets	$822	$765

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
Prior to the Company’s sale of its remaining Kinetik Shares and the resignation of the Company’s designated director from the Kinetik board of directors, the Company recorded changes in the fair value of its equity method interest in Kinetik totaling a loss of $9 million in the first quarter of 2024, and gains of $90 million and $71 million in the second quarter and the first six months of 2023, respectively. This loss and these gains were recorded as a component of “Revenues and Other” in the Company’s statement of consolidated operations.
The following table represents related party sales and costs associated with Kinetik prior to the Company’s sale of its remaining Kinetik Shares and the resignation of the Company’s designated director from the Kinetik board of directors:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

	(In millions)
Natural gas and NGLs sales	$—	$29	$13	$43
Purchased oil and gas sales	—	7	22	7
	$—	$36	$35	$50

Gathering, processing, and transmission costs	$—	$29	$23	$55
Purchased oil and gas costs	—	26	23	28
Lease operating expenses	—	—	2	—
	$—	$55	$48	$83
7.    OTHER CURRENT LIABILITIES
The following table provides detail of the Company’s other current liabilities:

	June 30, 2024	December 31, 2023

	(In millions)
Accrued operating expenses	$209	$162
Accrued exploration and development	730	371
Accrued compensation and benefits	162	390
Accrued interest	93	93
Accrued income taxes	168	138
Current asset retirement obligation	75	76
Current operating lease liability	103	116
Current decommissioning contingency for sold Gulf of Mexico properties	94	60
Other	241	338
Total Other current liabilities	$1,875	$1,744

8.    ASSET RETIREMENT OBLIGATION
The following table describes changes to the Company’s asset retirement obligation (ARO) liability:

June 30, 2024
(In millions)
Asset retirement obligation, December 31, 2023	$2,438
Liabilities incurred	4
Liabilities acquired	140
Liabilities settled	(21)
Liabilities divested	(48)
Accretion expense	76
Revisions in estimated liabilities	1
Asset retirement obligation, June 30, 2024	2,590
Less current portion	(75)
Asset retirement obligation, long-term	$2,515
9.    DEBT AND FINANCING COSTS
The following table presents the carrying values of the Company’s debt:

	June 30, 2024	December 31, 2023

	(In millions)
Apache notes and debentures before unamortized discount and debt issuance costs(1)	$4,835	$4,835
Term loan facility, commercial paper, and syndicated credit facilities(2)	1,935	372
Apache finance lease obligations	31	32
Unamortized discount	(26)	(26)
Debt issuance costs	(32)	(25)
Total debt	6,743	5,188
Current maturities	(2)	(2)
Long-term debt	$6,741	$5,186
(1)    The fair values of the Apache notes and debentures were $4.3 billion at each of June 30, 2024 and December 31, 2023.
The Company uses a market approach to determine the fair values of its notes and debentures using estimates provided by an independent investment financial data services firm (a Level 2 fair value measurement).
(2)    The carrying value of borrowings on the term loan facility, commercial paper and credit facilities approximates fair value because interest rates are variable and reflective of market rates.
At each of June 30, 2024 and December 31, 2023, current debt included $2 million of finance lease obligations.
Financing Costs, Net
The following table presents the components of the Company’s financing costs, net:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

	(In millions)
Interest expense	$108	$89	$193	$177
Amortization of debt issuance costs	2	1	3	2
Capitalized interest	(7)	(5)	(14)	(11)
Gain on extinguishment of debt	—	—	—	(9)
Interest income	(3)	(3)	(6)	(5)
Financing costs, net	$100	$82	$176	$154
During the six months ended June 30, 2023, Apache purchased in the open market and canceled senior notes issued under its indentures in an aggregate principal amount of $74 million for an aggregate purchase price of $65 million in cash. The Company recognized a $9 million gain on these repurchases.

Unsecured 2022 Committed Credit Facilities
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
As of June 30, 2024, there were $395 million of borrowings under the USD Agreement and an aggregate £348 million in letters of credit outstanding under the GBP Agreement. As of June 30, 2024, there were no letters of credit outstanding under the USD Agreement. As of December 31, 2023, there were $372 million of borrowings under the USD Agreement and an aggregate £348 million in letters of credit outstanding under the GBP Agreement. As of December 31, 2023, there were no letters of credit outstanding under the USD Agreement.
Uncommitted Lines of Credit
Each of the Company and Apache, from time to time, has and uses uncommitted credit and letter of credit facilities for working capital and credit support purposes. As of June 30, 2024 and December 31, 2023, there were no outstanding borrowings under these facilities. As of June 30, 2024, there were £416 million and $11 million, respectively, in letters of credit outstanding under these facilities. As of December 31, 2023, there were £416 million and $2 million, respectively, in letters of credit outstanding under these facilities.
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
As of June 30, 2024, there was $40 million in aggregate face amount of CP Notes outstanding, which is classified as long-term debt. As of December 31, 2023, there were no CP Notes outstanding.

Unsecured Committed Term Loan Facility
On January 30, 2024, APA entered into a syndicated credit agreement under which the lenders committed an aggregate $2.0 billion for senior unsecured delayed-draw term loans to APA (Term Loan Credit Agreement), the proceeds of which could be used to refinance certain indebtedness of Callon only once upon the date of the closings under the Merger Agreement and Term Loan Credit Agreement. Of such aggregate commitments, $1.5 billion was for term loans that would mature three years after the date of such closings (3-Year Tranche Loans) and $500 million was for term loans that would mature 364 days after the date of such closings (364-Day Tranche Loans). Apache has guaranteed obligations under the Term Loan Credit Agreement effective until the aggregate principal amount of indebtedness under senior notes and debentures outstanding under Apache’s existing indentures first is less than $1.0 billion.
On April 1, 2024, APA closed the transactions under the Term Loan Credit Agreement, electing to borrow an aggregate $1.5 billion in 3-Year Tranche Loans maturing April 1, 2027 and to allow the lender commitments for the 364-Day Tranche Loans to expire.
Loan proceeds were used to refinance certain indebtedness of Callon upon the substantially simultaneous closing of APA’s acquisition of Callon pursuant to the Merger Agreement and to pay related fees and expenses. APA may at any time prepay loans under the Term Loan Credit Agreement. As of June 30, 2024, $1.5 billion in 3-Year Tranche Loans remained outstanding under the Term Loan Credit Agreement.
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
On April 1, 2024, all indebtedness under the Callon Credit Agreement and Callon’s 2026 Notes was repaid, and the aggregate principal balance remaining outstanding under Callon’s 2028 Notes and Callon’s 2030 Notes was reduced to $24 million. On May 6, 2024, all remaining indebtedness under Callon’s 2028 Notes and Callon’s 2030 Notes was repaid. Given these repayments, no guarantee by Callon of APA’s obligations under the Term Loan Credit Agreement is required.
On April 1, 2024, the following Callon indebtedness was repaid by borrowings under the Term Loan Credit Agreement and the USD Agreement:
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
On May 6, 2024, Callon fully redeemed the remaining outstanding $8 million principal amount of Callon’s 2028 Notes at a redemption price equal to 101.588% of their principal amount and $16 million principal amount of Callon’s 2030 Notes at a redemption price equal to 102.803% of their principal amount, in each case, plus accrued and unpaid interest to the redemption date. The repayments were partially funded by borrowing under the USD Agreement.
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

The Company’s effective income tax rate for the three and six months ended June 30, 2024 differed from the U.S. federal statutory income tax rate of 21 percent due to taxes on foreign operations. During the second quarter of 2023, the Company’s effective income tax rate differed from the U.S. federal statutory income tax rate of 21 percent due to taxes on foreign operations and a decrease in the amount of valuation allowance against its U.S. deferred tax assets. The Company’s effective income tax rate for the six months ended June 30, 2023 differed from the U.S. federal statutory income tax rate of 21 percent due to taxes on foreign operations, a deferred tax expense related to the remeasurement of taxes in the U.K. as a result of the enactment of Finance Act 2023, and a decrease in the amount of valuation allowance against its U.S. deferred tax assets.
On April 1, 2024, APA completed its acquisition of Callon in an all-stock transaction. The Company’s deferred tax asset increased by approximately $575 million as part of the assets assumed through the Callon acquisition. Refer to Note 2—Acquisitions and Divestitures for further detail.
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
11.    COMMITMENTS AND CONTINGENCIES
Legal Matters
The Company is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls, which also may include controls related to the potential impacts of climate change. As of June 30, 2024, the Company has an accrued liability of approximately $76 million for all legal contingencies that are deemed to be probable of occurring and can be reasonably estimated. The Company’s estimates are based on information known about the matters and its experience in contesting, litigating, and settling similar matters. Although actual amounts could differ from management’s estimate, none of the actions are believed by management to involve future amounts that would be material to the Company’s financial position, results of operations, or liquidity after consideration of recorded accruals. With respect to material matters for which the Company believes an unfavorable outcome is reasonably possible, the Company has disclosed the nature of the matter and a range of potential exposure, unless an estimate cannot be made at this time. It is management’s opinion that the loss for any other litigation matters and claims that are reasonably possible to occur will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
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
Starting in November of 2013 and continuing into 2023, several parishes in Louisiana have pending lawsuits against many oil and gas producers, including the Company. In these cases, the Parishes, as plaintiffs, allege that defendants’ oil and gas exploration, production, and transportation operations in specified fields were conducted in violation of the State and Local Coastal Resources Management Act of 1978, as amended, and applicable regulations, rules, orders, and ordinances promulgated or adopted thereunder by the Parish or the State of Louisiana. Plaintiffs allege that defendants caused substantial damage to land and water bodies located in the coastal zone of Louisiana. Plaintiffs seek, among other things, unspecified damages for alleged violations of applicable law within the coastal zone, the payment of costs necessary to clear, re-vegetate, detoxify, and otherwise restore the subject coastal zone as near as practicable to its original condition, and actual restoration of the coastal zone to its original condition. Without acknowledging or admitting any liability and solely to avoid the expense and uncertainty of future litigation, the Company agreed to settle with the State of Louisiana and Louisiana coastal Parishes to resolve any potential liability on the part of the Company for claims that were or could have been asserted by the coastal Parishes and/or the State of Louisiana in the pending litigation. The settlement is subject to court approval, which the parties hope to receive at some point in 2024. The consideration to be provided by the Company in the settlement will not have a material impact on the Company’s financial position. Following settlement of these various lawsuits, the Company will be a defendant in only two remaining coastal zone lawsuits, one filed by the City of New Orleans against the Company and a number of oil and gas operators and the other filed against Callon Offshore Production, Inc., among many other oil and gas operators, and pending in St. Bernard Parish, Louisiana. The Company will now oversee the latter lawsuit as a result of the Callon acquisition.
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
Environmental Matters
As of June 30, 2024, the Company had an undiscounted reserve for environmental remediation of approximately $1 million.
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
The Company is not aware of any environmental claims existing as of June 30, 2024, that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity. There can be no assurance, however, that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered on the Company’s properties.

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
As of June 30, 2024, the Company has recorded a $187 million asset, which represents the remaining amount the Company expects to be reimbursed from security related to these decommissioning costs.
The Company has recorded contingent liabilities in the amounts of $862 million and $824 million as of June 30, 2024 and December 31, 2023, respectively, representing the estimated costs of decommissioning it may be required to perform on the Legacy GOM Assets. The Company recognized $17 million and $83 million in the second quarter and the first six months of 2024, respectively, of “Loss on previously sold Gulf of Mexico properties.” Amounts recorded in the second quarter of 2024 reflect orders received during the period from BSEE to decommission a property operated and produced by Fieldwood Energy Offshore and Dynamic Offshore Resources NS, LLC. Amounts recorded in the first six months of 2024 also include $33 million related to orders received during the first quarter of 2024 from BSEE to decommission properties previously sold to Cox Operating LLC. The Company recognized no losses for decommissioning previously sold properties during the second quarter and the first six months of 2023. There have been no other changes in estimates from December 31, 2023 that would have a material impact on the Company’s financial position, results of operations, or liquidity.

12.    CAPITAL STOCK
Net Income per Common Share
The following table presents a reconciliation of the components of basic and diluted net income per common share in the consolidated financial statements:

	For the Quarter Ended June 30,
	2024			2023
	Income	Shares	Per Share	Income	Shares	Per Share

	(In millions, except per share amounts)
Basic:
Income attributable to common stock	$541	371	$1.46	$381	308	$1.24
Effect of Dilutive Securities:
Stock compensation awards	$—	1	$—	$—	1	$(0.01)
Diluted:
Income attributable to common stock	$541	372	$1.46	$381	309	$1.23

	For the Six Months Ended June 30,
	2024			2023
	Income	Shares	Per Share	Income	Shares	Per Share

	(In millions, except per share amounts)
Basic:
Income attributable to common stock	$673	337	$2.00	$623	310	$2.01
Diluted:
Income attributable to common stock	$673	337	$2.00	$623	310	$2.01
The diluted earnings per share calculation excludes options and restricted stock units that were anti-dilutive of 2.3 million and 2.1 million during the second quarters of 2024 and 2023, respectively, and 2.1 million and 2.2 million during the first six months of 2024 and 2023, respectively.
Stock Repurchase Program
During the fourth quarter of 2021, the Company’s Board of Directors authorized the purchase of 40 million shares of the Company’s common stock. During the third quarter of 2022, the Company's Board of Directors authorized the purchase of an additional 40 million shares of the Company's common stock.
In the second quarter of 2024, the Company repurchased approximately 1.5 million shares at an average price of $28.72 per share. For the six months ended June 30, 2024, the Company repurchased 4.5 million shares at an average price of $31.77 per share, and as of June 30, 2024, the Company had remaining authorization to repurchase up to 39.4 million shares. In the second quarter of 2023, the Company repurchased 1.3 million shares at an average price of $33.72 per share. For the six months ended June 30, 2023, the Company repurchased 5 million shares at an average price of $37.53 per share.
The Company repurchased 0.1 million shares at an average price of $29.33 per share in July 2024, and as of July 31, 2024, the Company had remaining authorization to repurchase up to 39.3 million shares.
The Company is not obligated to acquire any additional shares. Shares may be purchased either in the open market or through privately negotiated transactions.
Common Stock Dividend
For the quarters ended June 30, 2024 and 2023, the Company paid $92 million and $77 million, respectively, in dividends on its common stock. For the six months ended June 30, 2024 and 2023, the Company paid $168 million and $155 million, respectively, in dividends on its common stock.
Common Stock Issuance
On April 1, 2024, in connection with the Callon acquisition, the Company issued approximately 70 million shares of common stock in exchange for Callon common stock. The total value of stock consideration was approximately $2.4 billion based on APA’s stock price on the closing date of the acquisition.

13.    BUSINESS SEGMENT INFORMATION
As of June 30, 2024, the Company’s consolidated subsidiaries are engaged in exploration and production (Upstream) activities across three operating segments: the U.S., Egypt, and North Sea. The Company’s Upstream business explores for, develops, and produces crude oil, natural gas, and natural gas liquids. The Company also has active exploration and planned appraisal operations ongoing in Suriname, as well as interests in Uruguay and other international locations that may, over time, result in reportable discoveries and development opportunities. Financial information for each segment is presented below:

	U.S.	Egypt(1)	North Sea	Intersegment Eliminations & Other	Total(4)

For the Quarter Ended June 30, 2024	(In millions)
Revenues:
Oil revenues	$1,021	$673	$213	$—	$1,907
Natural gas revenues	15	73	47	—	135
Natural gas liquids revenues	152	—	7	—	159
Oil, natural gas, and natural gas liquids production revenues	1,188	746	267	—	2,201
Purchased oil and gas sales	342	—	—	—	342
	1,530	746	267	—	2,543
Operating Expenses:
Lease operating expenses	220	123	117	—	460
Gathering, processing, and transmission	98	7	16	—	121
Purchased oil and gas costs	210	—	—	—	210
Taxes other than income	78	—	—	—	78
Exploration	37	25	1	8	71
Depreciation, depletion, and amortization	361	152	75	—	588
Asset retirement obligation accretion	10	—	26	—	36
	1,014	307	235	8	1,564
Operating Income (Loss)(2)	$516	$439	$32	$(8)	979

Other Income (Expense):
Derivative instrument losses, net					(3)
Loss on previously sold Gulf of Mexico properties					(17)
Gain on divestitures, net					276
Other, net					(7)
General and administrative					(85)
Transaction, reorganization, and separation					(115)
Financing costs, net					(100)
Income Before Income Taxes					$928

	U.S.	Egypt(1)	North Sea	Intersegment Eliminations & Other	Total(4)

For the Six Months Ended June 30, 2024	(In millions)
Revenues:
Oil revenues	$1,609	$1,330	$400	$—	$3,339
Natural gas revenues	72	150	89	—	311
Natural gas liquids revenues	283	—	16	—	299
Oil, natural gas, and natural gas liquids production revenues	1,964	1,480	505	—	3,949
Purchased oil and gas sales	545	—	—	—	545
	2,509	1,480	505	—	4,494
Operating Expenses:
Lease operating expenses	360	243	195	—	798
Gathering, processing, and transmission	162	13	30	—	205
Purchased oil and gas costs	373	—	—	—	373
Taxes other than income	135	—	—	—	135
Exploration	107	56	1	55	219
Depreciation, depletion, and amortization	575	297	146	—	1,018
Asset retirement obligation accretion	25	—	51	—	76
	1,737	609	423	55	2,824
Operating Income (Loss)(2)	$772	$871	$82	$(55)	1,670

Other Income (Expense):
Derivative instrument losses, net					(7)
Loss on offshore decommissioning contingency					(83)
Gain on divestitures, net					283
Other, net					8
General and administrative					(178)
Transaction, reorganization, and separation					(142)
Financing costs, net					(176)
Income Before Income Taxes					$1,375

Total Assets(3)	$14,075	$3,740	$1,844	$536	$20,195

	U.S.	Egypt(1)	North Sea	Intersegment Eliminations & Other	Total(4)

For the Quarter Ended June 30, 2023	(In millions)
Revenues:
Oil revenues	$512	$618	$235	$—	$1,365
Natural gas revenues	51	90	39	—	180
Natural gas liquids revenues	103	—	4	—	107
Oil, natural gas, and natural gas liquids production revenues	666	708	278	—	1,652
Purchased oil and gas sales	144	—	—	—	144
	810	708	278	—	1,796
Operating Expenses:
Lease operating expenses	141	121	99	—	361
Gathering, processing, and transmission	60	6	12	—	78
Purchased oil and gas costs	131	—	—	—	131
Taxes other than income	50	—	—	—	50
Exploration	3	30	4	6	43
Depreciation, depletion, and amortization	180	126	61	—	367
Asset retirement obligation accretion	10	—	19	—	29
Impairments	—	—	46	—	46
	575	283	241	6	1,105
Operating Income (Loss)(2)	$235	$425	$37	$(6)	691

Other Income (Expense):
Derivative instrument gains, net					51
Gain on divestitures, net					5
Other, net					109
General and administrative					(72)
Transaction, reorganization, and separation					(2)
Financing costs, net					(82)
Income Before Income Taxes					$700

	U.S.	Egypt(1)	North Sea	Intersegment Eliminations & Other	Total(4)

For the Six Months Ended June 30, 2023	(In millions)
Revenues:
Oil revenues	$998	$1,247	$517	$—	$2,762
Natural gas revenues	140	183	99	—	422
Natural gas liquids revenues	223	—	14	—	237
Oil, natural gas, and natural gas liquids production revenues	1,361	1,430	630	—	3,421
Purchased oil and gas sales	383	—	—	—	383
	1,744	1,430	630	—	3,804
Operating Expenses:
Lease operating expenses	288	218	176	—	682
Gathering, processing, and transmission	120	13	23	—	156
Purchased oil and gas costs	347	—	—	—	347
Taxes other than income	102	—	—	—	102
Exploration	6	66	9	14	95
Depreciation, depletion, and amortization	331	249	119	—	699
Asset retirement obligation accretion	20	—	37	—	57
Impairments	—	—	46	—	46
	1,214	546	410	14	2,184
Operating Income (Loss)(2)	$530	$884	$220	$(14)	1,620

Other Income (Expense):
Derivative instrument gains, net					104
Gain on divestitures, net					6
Other, net					77
General and administrative					(137)
Transaction, reorganization, and separation					(6)
Financing costs, net					(154)
Income Before Income Taxes					$1,510

Total Assets(3)	$7,640	$3,365	$1,719	$520	$13,244
(1)Includes oil and gas production revenue that will be paid as taxes by EGPC on behalf of the Company for the quarters and six months ended June 30, 2024 and 2023 of:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

	(In millions)
Oil	$177	$165	$351	$337
Natural gas	19	24	40	50
(2)Operating income includes no leasehold impairments for the second quarter of 2024.
Operating income of U.S. and North Sea includes leasehold impairments of $3 million and $3 million, respectively, for the second quarter of 2023. Operating income of U.S. includes leasehold impairments of $10 million for the first six months of 2024. Operating income of U.S. and North Sea includes leasehold impairments of $5 million and $6 million, respectively, for the first six months of 2023.
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
Uncertainties in the global supply chain and financial markets, including the impact of ongoing international conflicts, inflation, and actions taken by foreign oil and gas producing nations, including OPEC+, impact oil supply and demand and contribute to commodity price volatility. Despite these uncertainties, the Company remains committed to its longer-term objectives: (1) to invest for long-term returns in pursuit of moderate, sustainable production growth; (2) to strengthen the balance sheet to underpin the generation of cash flow in excess of its upstream exploration, appraisal, and development capital program that can be directed to debt reduction, share repurchases, and other return of capital to its shareholders; and (3) to responsibly manage its cost structure regardless of the oil price environment.
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
•The Company pays a quarterly dividend of $0.25 per share on its common stock.
•Beginning in the fourth quarter of 2021 and through the end of the second quarter of 2024, the Company has repurchased 80.6 million shares of the Company’s common stock. The Company repurchased 0.1 million shares in July 2024, and as of July 31, 2024, the Company had remaining authorization to repurchase up to 39.3 million shares under the Company’s share repurchase programs.

Financial and Operational Highlights
On April 1, 2024, APA completed its acquisition of Callon Petroleum Company (Callon) in an all-stock transaction valued at approximately $4.5 billion, inclusive of Callon’s debt (the Callon acquisition). The transaction was approved by APA and Callon shareholders at special meetings held on March 27, 2024. The acquired assets include approximately 120,000 net acres in the Delaware Basin and 25,000 net acres in the Midland Basin. The Company believes the acquisition of Callon provides opportunities to reduce costs, improve capital efficiencies, leverage economies of scale, and expand the development inventory that formed the basis of the transaction value.
Subject to the terms of the merger agreement (Merger Agreement), each share of Callon common stock was converted into the right to receive 1.0425 shares of APA common stock, with cash in lieu of fractional shares. As a result, APA issued approximately 70 million shares of APA common stock in connection with the transaction, and following the acquisition, Callon common stock is no longer listed for trading on the NYSE.
In the second quarter of 2024, the Company reported net income attributable to common stock of $541 million, or $1.46 per diluted share, compared to net income of $381 million, or $1.23 per diluted share, in the second quarter of 2023. The increase in net income in the second quarter of 2024 compared to the same prior year period was primarily driven by higher revenues as a result of production from the Callon acquisition, increased drilling activity in the U.S., and higher realized oil and NGL prices during the period. Net income also benefited from $276 million of net gains on divestitures of non-core assets during the second quarter of 2024. These benefits to net income were offset by higher depreciation expense, transaction and reorganization costs, and lease operating expenses compared to the same prior year period, primarily a result of the Callon acquisition.
In the first six months of 2024, the Company reported net income attributable to common stock of $673 million, or $2.00 per diluted share, compared to net income of $623 million, or $2.01 per diluted share, in the first six months of 2023. The increase in net income in the first six months of 2024 compared to the first six months of 2023 was primarily driven by higher revenues as a result of production from the Callon acquisition, increased drilling activity in the Permian Basin, and higher realized oil and NGL prices. Net income also benefited from $283 million of net gains on divestitures of non-core assets and lower deferred income tax expense compared to the same prior year period. These benefits to net income were offset by higher depreciation expense, transaction and reorganization costs, and lease operating expenses compared to the same prior year period, primarily as a result of the Callon acquisition.
The Company generated $1.2 billion of cash from operating activities during the first six months of 2024, 7 percent lower than the first six months of 2023. APA’s lower operating cash flows for the first six months of 2024 were primarily driven by timing of working capital items. The Company repurchased 4.5 million shares of its common stock for $144 million and paid $168 million in dividends to APA common stockholders during the first six months of 2024.
Key operational highlights include:
United States
•Daily boe production from the Company’s U.S. assets accounted for 64 percent of its total production during the second quarter of 2024 and increased 43 percent from the second quarter of 2023. Daily oil production from the Company’s U.S. assets increased 83 percent from the second quarter of 2023. During the second quarter of 2024, the Company averaged eleven drilling rigs in the Permian Basin, including six rigs in the Southern Midland Basin and five rigs in the Delaware Basin. The Company brought online 60 operated wells during the quarter, of which 25 wells were associated with the Callon acquisition. The Company’s core Permian Basin development program continues to represent key growth areas for the U.S. assets.
•The Company expects to average 10 drilling rigs in the Permian Basin for the remainder of 2024 as it integrates Callon operations, including contracting and logistics, well planning and design, drilling and completions, and facility construction.
International
•In Egypt, the Company continued its drilling and workover activity with a focus on oil production. The Company averaged 15 drilling rigs and drilled 14 new productive wells during the second quarter of 2024. During the same period, the Company averaged 20 workover rigs as it continues to align its drilling and workover activity with a goal of driving improved capital efficiency. Second quarter 2024 gross production from the Company’s Egypt assets decreased 7 percent from the second quarter of 2023, and net production decreased 8 percent, while daily oil production remained essentially flat.

•The Company suspended all new drilling activity in the North Sea during the second quarter of 2023. The Company’s investment program in the North Sea is now directed toward safety, base production management, and asset maintenance and integrity.

Results of Operations
Oil, Natural Gas, and Natural Gas Liquids Production Revenues
Revenue
The Company’s production revenues and respective contribution to total revenues by country were as follows:

	For the Quarter Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution

	($ in millions)
Oil Revenues:
United States	$1,021	54%	$512	38%	$1,609	48%	$998	36%
Egypt(1)	673	35%	618	45%	1,330	40%	1,247	45%
North Sea	213	11%	235	17%	400	12%	517	19%
Total(1)	$1,907	100%	$1,365	100%	$3,339	100%	$2,762	100%

Natural Gas Revenues:
United States	$15	11%	$51	28%	$72	23%	$140	33%
Egypt(1)	73	54%	90	50%	150	48%	183	43%
North Sea	47	35%	39	22%	89	29%	99	24%
Total(1)	$135	100%	$180	100%	$311	100%	$422	100%

NGL Revenues:
United States	$152	96%	$103	96%	$283	95%	$223	94%
North Sea	7	4%	4	4%	16	5%	14	6%
Total(1)	$159	100%	$107	100%	$299	100%	$237	100%

Oil and Gas Revenues:
United States	$1,188	54%	$666	40%	$1,964	50%	$1,361	40%
Egypt(1)	746	34%	708	43%	1,480	37%	1,430	42%
North Sea	267	12%	278	17%	505	13%	630	18%
Total(1)	$2,201	100%	$1,652	100%	$3,949	100%	$3,421	100%
(1)    Includes revenues attributable to a noncontrolling interest in Egypt.

Production
The Company’s production volumes by country were as follows:

	For the Quarter Ended June 30,			For the Six Months Ended June 30,
	2024	Increase (Decrease)	2023	2024	Increase (Decrease)	2023
Oil Volume (b/d)
United States	139,361	83%	75,993	111,441	51%	73,952
Egypt(1)(2)	87,702	0%	87,790	87,235	(1)%	87,792
North Sea	26,586	(24)%	35,048	28,190	(22)%	36,268
Total	253,649	28%	198,831	226,866	15%	198,012

Natural Gas Volume (Mcf/d)
United States	510,708	13%	450,200	477,223	7%	445,887
Egypt(1)(2)	273,077	(19)%	337,413	281,652	(19)%	346,829
North Sea	51,854	39%	37,194	52,229	35%	38,769
Total	835,639	1%	824,807	811,104	(2)%	831,485

NGL Volume (b/d)
United States	78,937	28%	61,760	67,756	15%	58,947
North Sea	1,550	78%	872	1,477	39%	1,062
Total	80,487	29%	62,632	69,233	15%	60,009

BOE per day(3)
United States	303,416	43%	212,786	258,733	25%	207,213
Egypt(1)(2)	133,215	(8)%	144,026	134,177	(8)%	145,597
North Sea(4)	36,778	(13)%	42,118	38,373	(12)%	43,792
Total	473,409	19%	398,930	431,283	9%	396,602
(1)    Gross oil, natural gas, and NGL production in Egypt were as follows:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Oil (b/d)	139,490	140,652	138,731	140,708
Natural Gas (Mcf/d)	431,750	517,291	444,499	531,093
(2)    Includes net production volumes per day attributable to a noncontrolling interest in Egypt of:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Oil (b/d)	29,255	29,298	29,099	29,296
Natural Gas (Mcf/d)	91,094	112,609	93,954	115,738
(3)    The table shows production on a boe basis in which natural gas is converted to an equivalent barrel of oil based on a 6:1 energy equivalent ratio. This ratio is not reflective of the price ratio between the two products.
(4)    Average sales volumes from the North Sea for the second quarters of 2024 and 2023 were 37,491 boe/d and 40,099 boe/d, respectively, and 36,285 boe/d and 43,347 boe/d for the first six months of 2024 and 2023, respectively. Sales volumes may vary from production volumes as a result of the timing of liftings.

Pricing
The Company’s average selling prices by country were as follows:

	For the Quarter Ended June 30,			For the Six Months Ended June 30,
	2024	Increase (Decrease)	2023	2024	Increase (Decrease)	2023
Average Oil Price – Per barrel
United States	$80.54	9%	$73.99	$79.35	6%	$74.56
Egypt	84.30	9%	77.39	83.75	7%	78.48
North Sea	84.62	7%	79.27	83.77	4%	80.51
Total	82.28	8%	76.38	81.57	5%	77.37

Average Natural Gas Price – Per Mcf
United States	$0.31	(75)%	$1.24	$0.83	(52)%	$1.73
Egypt	2.92	(1)%	2.95	2.93	0%	2.92
North Sea	10.61	(6)%	11.29	9.92	(31)%	14.47
Total	1.77	(26)%	2.39	2.11	(25)%	2.81

Average NGL Price – Per barrel
United States	$21.22	16%	$18.26	$22.96	10%	$20.88
North Sea	43.43	11%	39.24	46.66	(6)%	49.52
Total	21.68	16%	18.69	23.58	9%	21.62
Second-Quarter 2024 compared to Second-Quarter 2023
Crude Oil Crude oil revenues for the second quarter of 2024 totaled $1.9 billion, a $542 million increase from the comparative 2023 quarter. A 28 percent higher average daily production increased second-quarter 2024 oil revenues by $437 million compared to the second quarter of 2023, while an 8 percent increase in average realized prices increased oil revenues by $105 million. Crude oil revenues accounted for 87 percent of total oil and gas production revenues and 54 percent of worldwide production in the second quarter of 2024. Crude oil prices realized in the second quarter of 2024 averaged $82.28 per barrel, compared with $76.38 per barrel in the comparative prior-year quarter.
The Company’s worldwide oil production increased 54.8 Mb/d to 253.6 Mb/d during the second quarter of 2024 from the comparative prior-year period, primarily a result of the Callon acquisition coupled with increased drilling activity in the Permian Basin, offset by natural production decline across all assets.
Natural Gas Natural gas revenues for the second quarter of 2024 totaled $135 million, a $45 million decrease from the comparative 2023 quarter. A 26 percent decrease in average realized prices decreased second-quarter 2024 natural gas revenues by $46 million compared to the second quarter of 2023, while 1 percent higher average daily production increased revenues by $1 million. Natural gas revenues accounted for 6 percent of total oil and gas production revenues and 29 percent of worldwide production during the second quarter of 2024.
The Company’s worldwide natural gas production increased 10.8 MMcf/d to 835.6 MMcf/d during the second quarter of 2024 from the comparative prior-year period, primarily a result of the Callon acquisition coupled with increased drilling activity and recompletions in the Permian Basin. These increases were offset by natural production decline across all assets, reduced gas-focused activity in Egypt, curtailment of volumes at Alpine High in response to extreme Waha basis differentials, and the sale of non-core assets in the U.S.
NGL NGL revenues for the second quarter of 2024 totaled $159 million, a $52 million increase from the comparative 2023 quarter. A 16 percent increase in average realized prices increased second-quarter 2024 NGL revenues by $17 million compared to the second quarter of 2023, while 29 percent higher average daily production increased revenues by $35 million. NGL revenues accounted for 7 percent of total oil and gas production revenues and 17 percent of worldwide production during the second quarter of 2024.
The Company’s worldwide NGL production increased 17.9 Mb/d to 80.5 Mb/d during the second quarter of 2024 from the comparative prior-year period, primarily a result of the Callon acquisition coupled with increased drilling activity in the Permian Basin, offset by natural production decline in the U.S. and the North Sea.

Year-to-Date 2024 compared to Year-to-Date 2023
Crude Oil Crude oil revenues for the first six months of 2024 totaled $3.3 billion, a $577 million increase from the comparative 2023 period. A 15 percent higher average daily production increased oil revenues for the 2024 period by $427 million compared to the prior-year period, while a 5 percent increase in average realized prices increased oil revenues by $150 million compared to the prior-year period. Crude oil revenues accounted for 84 percent of total oil and gas production revenues and 53 percent of worldwide production for the first six months of 2024. Crude oil prices realized during the first six months of 2024 averaged $81.57 per barrel, compared to $77.37 per barrel in the comparative prior-year period.
The Company’s worldwide oil production increased 28.9 Mb/d to 226.9 Mb/d in the first six months of 2024 compared to the prior-year period, primarily a result of the Callon acquisition coupled with increased drilling activity in the Permian Basin, offset by natural production decline across all assets.
Natural Gas Natural gas revenues for the first six months of 2024 totaled $311 million, a $111 million decrease from the comparative 2023 period. A 25 percent decrease in average realized prices decreased natural gas revenues for the 2024 period by $104 million compared to the prior-year period, while 2 percent lower average daily production decreased revenues by $7 million compared to the prior-year period. Natural gas revenues accounted for 8 percent of total oil and gas production revenues and 31 percent of worldwide production for the first six months of 2024.
The Company’s worldwide natural gas production decreased 20.4 MMcf/d to 811.1 MMcf/d in the first six months of 2024 compared to the prior-year period, primarily a result of natural production decline across all assets, reduced gas-focused activity in Egypt, curtailment of volumes at Alpine High in response to extreme Waha basis differentials, and the sale of non-core assets in the U.S. These decreases were partially offset by the Callon acquisition and increased drilling activity in the Permian Basin.
NGL NGL revenues for the first six months of 2024 totaled $299 million, a $62 million increase from the comparative 2023 period. A 9 percent increase in average realized prices increased NGL revenues for the 2024 period by $22 million compared to the prior-year period, while 15 percent higher average daily production increased revenues by $40 million compared to the prior-year period. NGL revenues accounted for 8 percent of total oil and gas production revenues and 16 percent of worldwide production for the first six months of 2024.
The Company’s worldwide NGL production increased 9.2 Mb/d to 69.2 Mb/d in the first six months of 2024 compared to the prior-year period, primarily a result of the Callon acquisition coupled with increased drilling activity in the Permian Basin, offset by natural production decline in the U.S. and the North Sea.
Purchased Oil and Gas Sales
Purchased oil and gas sales represent volumes primarily attributable to U.S. domestic oil and gas purchases that were sold by the Company to fulfill oil and natural gas takeaway obligations and delivery commitments. Sales related to these purchased volumes totaled $342 million and $144 million during the second quarters of 2024 and 2023, respectively, and $545 million and $383 million during the first six months of 2024 and 2023, respectively. Purchased oil and gas sales were offset by associated purchase costs of $210 million and $131 million during the second quarters of 2024 and 2023, respectively, and $373 million and $347 million during the first six months of 2024 and 2023, respectively. Gross purchased oil and gas sales values were higher in the second quarter and the first six months of 2024, primarily driven by activity associated with the Callon acquisition as compared to the second quarter and the first six months of 2023.

Operating Expenses
The Company’s operating expenses were as follows and include costs attributable to a noncontrolling interest in Egypt:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

	(In millions)
Lease operating expenses	$460	$361	$798	$682
Gathering, processing, and transmission	121	78	205	156
Purchased oil and gas costs	210	131	373	347
Taxes other than income	78	50	135	102
Exploration	71	43	219	95
General and administrative	85	72	178	137
Transaction, reorganization, and separation	115	2	142	6
Depreciation, depletion, and amortization:
Oil and gas property and equipment	582	354	1,001	679
Gathering, processing, and transmission assets	1	1	3	3
Other assets	5	12	14	17
Asset retirement obligation accretion	36	29	76	57
Impairments	—	46	—	46
Financing costs, net	100	82	176	154
Total Operating Expenses	$1,864	$1,261	$3,320	$2,481
Lease Operating Expenses (LOE)
LOE increased $99 million and $116 million compared to the second quarter and the first six months of 2023, respectively. On a per-unit basis, LOE increased 7 percent in both the second quarter and the first six months of 2024, when compared to the second quarter and the first six months of 2023. During the second quarter and first six months of 2024, higher operating and labor costs as well as higher workover activity, primarily from the Callon acquisition, drove the increase in absolute LOE costs compared to the same prior-year periods.
Gathering, Processing, and Transmission (GPT)
The Company’s GPT expenses were as follows:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

	(In millions)
Third-party processing and transmission costs	$121	$49	$182	$101
Midstream service costs – Kinetik	—	29	23	55
Total gathering, processing, and transmission	$121	$78	$205	$156
GPT costs increased $43 million and $49 million in the second quarter and the first six months of 2024, respectively, when compared to the second quarter and the first six months of 2023, primarily driven by an increase in natural gas production volumes in the U.S. when compared to the prior-year periods.
Purchased Oil and Gas Costs
Purchased oil and gas costs increased $79 million and $26 million in the second quarter and the first six months of 2024, respectively, when compared to the second quarter and the first six months of 2023. The increase in the second quarter and the first six months of 2024 compared to same prior year periods is primarily driven by activity associated with the Callon acquisition. With widening margins under third-party gas agreements, purchased oil and gas costs were more than offset by associated sales to fulfill oil and natural gas takeaway obligations and delivery commitments totaling $342 million and $545 million in the second quarter and the first six months of 2024, respectively, as discussed above.

Taxes Other Than Income
Taxes other than income increased $28 million and $33 million from the second quarter and the first six months of 2023, respectively, primarily from higher severance taxes driven by increased production volumes and higher oil prices in the U.S. compared to the prior-year periods.
Exploration Expenses
The Company’s exploration expenses were as follows:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

	(In millions)
Unproved leasehold impairments	$—	$6	$10	$11
Dry hole expense	41	23	164	53
Geological and geophysical expense	15	1	16	2
Exploration overhead and other	15	13	29	29
Total Exploration	$71	$43	$219	$95
Exploration expenses increased $28 million and $124 million from the second quarter and the first six months of 2023, respectively. The increase in exploration expenses for the second quarter and the six months of 2024 compared to the second quarter and six months of 2023 was primarily the result of dry hole expense associated with the completion of an initial drilling campaign in Alaska where two wells were unable to reach target objectives in the allotted seasonal time window.
General and Administrative (G&A) Expenses
G&A expenses increased $13 million and $41 million compared to the second quarter and the first six months of 2023, respectively. The increase in G&A expenses for the second quarter of 2024 compared to the second quarter of 2023 was primarily driven by the Callon acquisition and higher overall labor costs across the Company. The increase in G&A expenses for the first six months of 2024 compared to the first six months of 2023 was primarily driven by higher overall labor costs across the Company and higher cash-based stock compensation expense resulting from changes in the Company’s stock price.
Transaction, Reorganization, and Separation (TRS) Costs
TRS costs increased $113 million and $136 million from the second quarter and the first six months of 2023, respectively. Higher TRS costs during the second quarter and the first six months of 2024 were primarily a result of ongoing transaction costs related to the Callon acquisition coupled with separation costs in the North Sea. TRS costs incurred in the first six months of 2024 comprised $128 million associated with the Callon acquisition, including $62 million of separation costs and $66 million of transaction and integration costs.
Depreciation, Depletion, and Amortization (DD&A)
Total DD&A expenses increased $221 million and $319 million from the second quarter and the first six months of 2023, respectively, primarily driven by DD&A on the Company’s oil and gas properties. The Company’s DD&A rate on its oil and gas properties increased $3.69 per boe and $3.35 per boe from the second quarter and the first six months of 2023, respectively. The increase in DD&A on an absolute and per boe basis were driven by negative price-related reserve revisions in prior periods and impacts resulting from the Callon acquisition during the second quarter of 2024.
Impairments
During the three and six months ended June 30, 2023, the Company recorded $46 million of impairments in connection with valuations of drilling and operations equipment inventory upon the Company’s decision to suspend drilling operations in the North Sea. There were no impairments recorded during the three and six months ended June 30, 2024.

Financing Costs, Net
The Company’s Financing costs were as follows:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

	(In millions)
Interest expense	$108	$89	$193	$177
Amortization of debt issuance costs	2	1	3	2
Capitalized interest	(7)	(5)	(14)	(11)
Gain on extinguishment of debt	—	—	—	(9)
Interest income	(3)	(3)	(6)	(5)
Total Financing costs, net	$100	$82	$176	$154
Net financing costs increased $18 million and $22 million from the second quarter and the first six months of 2023, respectively. The increase in costs during the second quarter and the first six months of 2024 was primarily due to higher interest expense from higher average long-term debt balances compared to the second quarter and the first six months of 2023.
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
The Company’s effective income tax rate for the three and six months ended June 30, 2024 differed from the U.S. federal statutory income tax rate of 21 percent due to taxes on foreign operations. During the second quarter of 2023, the Company’s effective income tax rate differed from the U.S. federal statutory income tax rate of 21 percent due to taxes on foreign operations and a decrease in the amount of valuation allowance against its U.S. deferred tax assets. The Company’s effective income tax rate for the six months ended June 30, 2023 differed from the U.S. federal statutory income tax rate of 21 percent due to taxes on foreign operations, a deferred tax expense related to the remeasurement of taxes in the U.K. as a result of the enactment of Finance Act 2023, and a decrease in the amount of valuation allowance against its U.S. deferred tax assets.
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

Following the completion of the Callon acquisition, the Company revised its full-year 2024 estimated upstream capital investment to approximately $2.7 billion and remains committed to its capital return framework for equity holders to participate more directly and materially in cash returns through dividends and share repurchases.
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
Sources and Uses of Cash
The following table presents the sources and uses of the Company’s cash and cash equivalents for the periods presented:

	For the Six Months Ended June 30,
	2024	2023

	(In millions)
Sources of Cash and Cash Equivalents:
Net cash provided by operating activities	$1,245	$1,335
Proceeds from commercial paper and revolving credit facilities, net	63	196
Proceeds from term loan facility	1,500	—
Proceeds from asset divestitures	729	28
Proceeds from sale of Kinetik Shares	428	—
Total Sources of Cash and Cash Equivalents	3,965	1,559
Uses of Cash and Cash Equivalents:
Additions to upstream oil and gas property	$1,245	$1,119
Leasehold and property acquisitions	63	10
Payment on Callon Credit Agreement	472	—
Payments on fixed-rate debt	1,641	65
Dividends paid to APA common stockholders	168	155
Distributions to noncontrolling interest	123	100
Treasury stock activity, net	144	188
Other, net	36	25
Total Uses of Cash and Cash Equivalents	3,892	1,662
Increase (Decrease) in Cash and Cash Equivalents	$73	$(103)
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
Net cash provided by operating activities during the first six months of 2024 totaled $1.2 billion, down $90 million from the first six months of 2023, primarily the result of timing of working capital items.
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

Proceeds from Commercial Paper and Revolving Credit Facilities, Net As of June 30, 2024, outstanding borrowings under the Company’s commercial paper and U.S. dollar denominated syndicated credit facility were $435 million, an increase of $63 million since December 31, 2023. During the six months ended June 30, 2023, the Company had net borrowings of $196 million under the Company’s U.S. dollar denominated syndicated credit facility.
Proceeds from Term Loan Facility On April 1, 2024, the Company borrowed an aggregate $1.5 billion under a syndicated credit agreement. Loan proceeds were used to refinance certain indebtedness of Callon upon the closing of the Callon acquisition. For additional details of the credit agreement, see “Term Loan Credit Agreement” in the section below under Liquidity. As of June 30, 2024, $1.5 billion remained outstanding under the term loan facility governed by the Term Loan Credit Agreement.
Proceeds from Asset Divestitures The Company received $729 million and $28 million in proceeds from the divestiture of certain non-core assets during the first six months of 2024 and 2023, respectively. For more information regarding the Company’s acquisitions and divestitures, refer to Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Uses of Cash and Cash Equivalents
Additions to Upstream Oil & Gas Property Exploration and development cash expenditures were $1.2 billion and $1.1 billion during the first six months of 2024 and 2023, respectively. The increase in capital investment compared to the prior-year period is reflective of the Company’s acquisition of Callon, which increased the number of drilling rigs being operated in the Permian Basin, partially offset by the Company’s efforts to balance workover activity in Egypt and reduce drilling activity in the North Sea as it continually assesses inventory opportunities across its diverse portfolio. The Company operated an average of approximately 25 drilling rigs during the first six months of 2024, compared to an average of approximately 24 drilling rigs during the first six months of 2023.
Leasehold and Property Acquisitions During the first six months of 2024 and 2023, in addition to the Callon acquisition, the Company completed other leasehold and property acquisitions, primarily in the Permian Basin, for total cash consideration of $63 million and $10 million, respectively.
Payments on Callon Credit Agreement During the first six months of 2024, the Company financed Callon’s repayment in full of the $472 million outstanding under the Callon Credit Agreement upon the Callon acquisition.
Payments on Fixed-Rate Debt During the first six months of 2024, the Company financed Callon’s repayment pursuant to Callon’s cash tender offers for, and redemptions of all senior notes issued under Callon’s indentures for an aggregate cash payment amount of $1.6 billion, reflecting principal amounts, premium to par, and associated fees.
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
Dividends Paid to APA Common Stockholders The Company paid $168 million and $155 million during the first six months of 2024 and 2023, respectively, for dividends on its common stock.
Distributions to Noncontrolling Interest Sinopec International Petroleum Exploration and Production Corporation (Sinopec) holds a one-third minority participation interest in the Company’s oil and gas operations in Egypt. The Company paid $123 million and $100 million during the first six months of 2024 and 2023, respectively, in cash distributions to Sinopec.
Treasury Stock Activity, net In the first six months of 2024, the Company repurchased 4.5 million shares at an average price of $31.77 per share and an aggregate purchase price of approximately $144 million, and as of June 30, 2024, the Company had remaining authorization to repurchase 39.4 million shares. In the first six months of 2023, the Company repurchased 5 million shares at an average price of $37.53 per share and an aggregate purchase price of approximately $188 million.

Liquidity
The following table presents a summary of the Company’s key financial indicators:

	June 30, 2024	December 31, 2023

	(In millions)
Cash and cash equivalents	$160	$87
Total debt – APA and Apache	6,743	5,188
Total equity	6,495	3,691
Available committed borrowing capacity under syndicated credit facilities	2,822	2,894
Cash and Cash Equivalents As of June 30, 2024, the Company had $160 million in cash and cash equivalents. The majority of the Company’s cash is invested in highly liquid, investment-grade instruments with maturities of three months or less at the time of purchase.
Debt As of June 30, 2024, the Company had $6.7 billion in total debt outstanding, which consisted of notes and debentures of Apache, credit facility and commercial paper borrowings, and finance lease obligations. As of June 30, 2024, current debt included $2 million of finance lease obligations.
Unsecured 2022 Committed Credit Facilities On April 29, 2022, the Company entered into two unsecured syndicated credit agreements for general corporate purposes.
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
As of June 30, 2024, there were $395 million of borrowings under the USD Agreement and an aggregate £348 million in letters of credit outstanding under the GBP Agreement. As of June 30, 2024, there were no letters of credit outstanding under the USD Agreement. As of December 31, 2023, there were $372 million of borrowings under the USD Agreement and an aggregate £348 million in letters of credit outstanding under the GBP Agreement. As of December 31, 2023, there were no letters of credit outstanding under the USD Agreement.
Uncommitted Lines of Credit Each of the Company and Apache, from time to time, has and uses uncommitted credit and letter of credit facilities for working capital and credit support purposes. As of June 30, 2024 and December 31, 2023, there were no outstanding borrowings under these facilities. As of June 30, 2024, there were £416 million and $11 million in letters of credit outstanding under these facilities. As of December 31, 2023, there were £416 million and $2 million in letters of credit outstanding under these facilities.
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

As of June 30, 2024, there was $40 million in aggregate face amount of CP Notes outstanding, which is classified as long-term debt. As of December 31, 2023, there were no CP Notes outstanding.
Term Loan Credit Agreement On January 30, 2024, APA entered into a syndicated credit agreement under which the lenders committed an aggregate $2.0 billion for senior unsecured delayed-draw term loans to APA (Term Loan Credit Agreement), the proceeds of which could be used to refinance certain indebtedness of Callon only once upon the date of the closings under the Merger Agreement and Term Loan Credit Agreement; of such aggregate commitments, $1.5 billion was for term loans that would mature three years after the date of such closings (3-Year Tranche Loans) and $500 million was for term loans that would mature 364 days after the date of such closings (364-Day Tranche Loans). Apache has guaranteed obligations under the Term Loan Credit Agreement effective until the aggregate principal amount of indebtedness under senior notes and debentures outstanding under Apache’s existing indentures first is less than $1.0 billion.
On April 1, 2024, APA closed the transactions under the Term Loan Credit Agreement, electing to borrow an aggregate $1.5 billion in 3-Year Tranche Loans maturing April 1, 2027, and to allow the lender commitments for the 364-Day Tranche Loans to expire. Loan proceeds were used to refinance certain indebtedness of Callon upon the substantially simultaneous closing of APA’s acquisition of Callon pursuant to the Merger Agreement and to pay related fees and expenses. APA may at any time prepay loans under the Term Loan Credit Agreement. As of June 30, 2024, $1.5 billion in 3-Year Tranche Loans remained outstanding under the Term Loan Credit Agreement.
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
On April 1, 2024, all indebtedness under the Callon Credit Agreement and Callon’s 2026 Notes was repaid, and the aggregate principal balance remaining outstanding under Callon’s 2028 Notes and Callon’s 2030 Notes was reduced to $24 million. On May 6, 2024, all remaining indebtedness under Callon’s 2028 Notes and Callon’s 2030 Notes was repaid. Given these repayments, no guarantee by Callon of APA’s obligations under the Term Loan Credit Agreement is required.
On April 1, 2024, the following Callon indebtedness was repaid by borrowings under the Term Loan Credit Agreement and the USD Agreement:
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
On May 6, 2024, Callon fully redeemed the remaining outstanding $8 million principal amount of Callon’s 2028 Notes at a redemption price equal to 101.588% of their principal amount and $16 million principal amount of Callon’s 2030 Notes at a redemption price equal to 102.803% of their principal amount, in each case, plus accrued and unpaid interest to the redemption date. The repayments were partially funded by borrowing under the USD Agreement.
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
As of June 30, 2024, the Company has recorded a $187 million asset, which represents the remaining amount the Company expects to be reimbursed from security related to these decommissioning costs.
The Company has recorded contingent liabilities in the amounts of $862 million and $824 million as of June 30, 2024 and December 31, 2023, respectively, representing the estimated costs of decommissioning it may be required to perform on the Legacy GOM Assets. The Company recognized $17 million and $83 million in the second quarter and the first six months of 2024, respectively, of “Loss on previously sold Gulf of Mexico properties.” Amounts recorded in the second quarter of 2024 reflect orders received during the period from BSEE to decommission a property operated and produced by Fieldwood Energy Offshore and Dynamic Offshore Resources NS, LLC. Amounts recorded in the first six months of 2024 also include $33 million related to orders received during the first quarter from BSEE to decommission properties previously sold to Cox Operating LLC. The Company recognized no losses for decommissioning previously sold properties during the second quarter and the first six months of 2023. There have been no other changes in estimates from December 31, 2023 that would have a material impact on the Company’s financial position, results of operations, or liquidity.

Critical Accounting Estimates
The Company prepares its financial statements and accompanying notes in conformity with accounting principles generally accepted in the U.S., which require management to make estimates and assumptions about future events that affect reported amounts in the financial statements and the accompanying notes. The Company identifies certain accounting policies involving estimation as critical accounting estimates based on, among other things, their impact on the portrayal of the Company’s financial condition, results of operations, or liquidity, as well as the degree of difficulty, subjectivity, and complexity in their deployment. Critical accounting estimates address accounting matters that are inherently uncertain due to unknown future resolution of such matters. Management routinely discusses the development, selection, and disclosure of each critical accounting estimate. For a discussion of the Company’s most critical accounting estimates, please see the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. For the six months ended June 30, 2024, the Company notes the following additional critical accounting estimate:
Purchase Price Allocation
Accounting for the acquisition of a business requires the allocation of the purchase price to the various assets and liabilities of the acquired business and recording deferred taxes for any differences between the allocated values and tax basis of assets and liabilities. Any excess of the purchase price over the amounts assigned to assets and liabilities would be recorded as goodwill.
The purchase price allocation is accomplished by recording each asset and liability at its estimated fair value. Estimated deferred taxes are based on available information concerning the tax basis of the acquired company’s assets and liabilities and tax-related carryforwards at the merger date, although such estimates may change in the future as additional information becomes known. The amount of goodwill recorded in any particular business combination can vary significantly depending upon the values attributed to assets acquired and liabilities assumed relative to the total acquisition cost.
In estimating the fair values of assets acquired and liabilities assumed, the Company has made various assumptions. The most significant assumptions relate to the estimated fair values assigned to proved and unproved crude oil and natural gas properties. To estimate the fair values of these properties, the Company prepared estimates of crude oil and natural gas reserves as described in the “Reserves Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Estimated fair values assigned to assets acquired can have a significant effect on results of operations in the future.
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

The Company’s average crude oil price realizations increased 8 percent from $76.38 per barrel to $82.28 per barrel during the second quarters of 2023 and 2024, respectively. The Company’s average natural gas price realizations decreased 26 percent from $2.39 per Mcf to $1.77 per Mcf during the second quarters of 2023 and 2024, respectively. The Company’s average NGL price realizations increased 16 percent from $18.69 per barrel to $21.68 per barrel during the second quarters of 2023 and 2024, respectively. Based on average daily production for the second quarter of 2024, a $1.00 per barrel change in the weighted average realized oil price would have increased or decreased revenues for the quarter by approximately $23 million, a $0.10 per Mcf change in the weighted average realized natural gas price would have increased or decreased revenues for the quarter by approximately $8 million, and a $1.00 per barrel change in the weighted average realized NGL price would have increased or decreased revenues for the quarter by approximately $7 million.
The Company periodically enters into derivative positions on a portion of its projected crude oil and natural gas production through a variety of financial and physical arrangements intended to manage fluctuations in cash flows resulting from changes in commodity prices. Such derivative positions may include the use of futures contracts, swaps, and/or options. The Company does not hold or issue derivative instruments for trading purposes. As of June 30, 2024, the Company had open natural gas derivatives not designated as cash flow hedges in an asset position with a fair value of $2 million. A 10 percent increase in natural gas prices would increase the liability by approximately $1 million, while a 10 percent decrease in prices would decrease the liability by approximately $1 million. As of June 30, 2024, the Company had open NGL derivatives not designated as cash flow hedges in a liability position with a fair value of $1 million. The impact of a 10 percent movement in NGL prices would be immaterial to the fair value of the commodity derivatives. These fair value changes assume volatility based on prevailing market parameters at June 30, 2024. Refer to Note 4—Derivative Instruments and Hedging Activities in the Notes to Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for notional volumes and terms with the Company’s derivative contracts.
Interest Rate Risk
As of June 30, 2024, the Company had $4.8 billion, net, in outstanding notes and debentures, all of which was fixed-rate debt, with a weighted average interest rate of 5.34 percent. Although near-term changes in interest rates may affect the fair value of fixed-rate debt, such changes do not expose the Company to the risk of earnings or cash flow loss associated with that debt.
The Company is also exposed to interest rate risk related to its interest-bearing cash and cash equivalents balances and amounts outstanding under its term loan facility, commercial paper program, and syndicated credit facilities. As of June 30, 2024, the Company had approximately $160 million in cash and cash equivalents, approximately 84 percent of which was invested in money market funds and short-term investments with major financial institutions. As of June 30, 2024, there were $1.9 billion of borrowings outstanding under the Company’s term loan facility, commercial paper program, and syndicated revolving credit facilities. Changes in the interest rate applicable to short-term investments, term loan facility, commercial paper program, and credit facility borrowings are expected to have an immaterial impact on earnings and cash flows but could impact interest costs associated with future debt issuances or any future borrowings.
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
Foreign currency gains and losses also arise when monetary assets and monetary liabilities denominated in foreign currencies are translated at the end of each month. Foreign currency gains and losses are included as either a component of “Other” under “Revenues and Other” or, as is the case when the Company re-measures its foreign tax liabilities, as a component of the Company’s provision for income tax expense on the statement of consolidated operations. Foreign currency net gain or loss of $4 million would result from a 10 percent weakening or strengthening, respectively, in the British pound as of June 30, 2024.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Company’s Chief Executive Officer, in his capacity as principal executive officer, and Stephen J. Riney, the Company’s President and Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2024, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that the information the Company is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
As a result of the Callon acquisition on April 1, 2024, the Company’s internal control over financial reporting, subsequent to the date of acquisition includes certain additional internal controls relating to Callon. There were no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Given the nature of its business, Apache Corporation may be subject to different or additional risks than those applicable to the Company. For a description of these risks, refer to the disclosures in Apache Corporation’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2024 and June 30, 2024 and Apache Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information on shares of common stock repurchased by the Company during the quarter ended June 30, 2024:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 to April 30, 2024	—	$—	—	40,908,502
May 1 to May 31, 2024	—	—	—	40,908,502
June 1 to June 30, 2024	1,480,072	28.72	1,480,072	39,428,430
Total	1,480,072	$28.72
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
ITEM 5.    OTHER INFORMATION
During the three months ended June 30, 2024, none of the Company’s officers or directors adopted or terminated any Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement” (as such term is defined in Item 408 of Regulation S-K promulgated under the Securities Act).

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
*101
The following financial statements from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Statement of Consolidated Operations, (ii) Statement of Consolidated Comprehensive Income, (iii) Statement of Consolidated Cash Flows, (iv) Consolidated Balance Sheet, (v) Statement of Consolidated Changes in Equity (Deficit) and Noncontrolling Interests and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

*101.SCH	Inline XBRL Taxonomy Schema Document.
*101.CAL	Inline XBRL Calculation Linkbase Document.
*101.DEF	Inline XBRL Definition Linkbase Document.
*101.LAB	Inline XBRL Label Linkbase Document.
*101.PRE	Inline XBRL Presentation Linkbase Document.
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APA CORPORATION

Dated:	August 1, 2024	/s/ STEPHEN J. RINEY
Stephen J. Riney
President and Chief Financial Officer
(Principal Financial Officer)

Dated:	August 1, 2024	/s/ REBECCA A. HOYT
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer, and Controller
(Principal Accounting Officer)