Form 10-Q
period 2024-09-30
APA Corp
filed 2024-11-07
CIK 1841666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of registrant’s common stock outstanding as of October 31, 2024	369,947,453

FORWARD-LOOKING STATEMENTS AND RISKS
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected revenues, projected costs, plans and objectives of management for future operations and capital returns framework, the anticipated benefits of the merger (the Callon acquisition) between the Company and Callon Petroleum Company (Callon), the anticipated impact of the Callon acquisition on the combined company’s business and future financial and operating results, and the anticipated financial and operational impact and timing of the expected synergies from the Callon acquisition, are forward-looking statements. Such forward-looking statements are based on the Company’s examination of historical operating trends, the information that was used to prepare its estimate of proved reserves as of December 31, 2023, and other data in the Company’s possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” “continue,” “seek,” “guidance,” “goal,” “might,” “outlook,” “possibly,” “potential,” “prospect,” “should,” “would,” or similar terminology, but the absence of these words does not mean that a statement is not forward looking. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable under the circumstances, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, its assumptions about:
•changes in local, regional, national, and international economic conditions, including as a result of any epidemics or pandemics;
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
•other risks and uncertainties disclosed in the Company’s third-quarter 2024 earnings release;
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

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

	(In millions, except share data)
REVENUES AND OTHER:
Oil, natural gas, and natural gas liquids production revenues(1)	$2,058	$2,079	$6,007	$5,500
Purchased oil and gas sales(1)	473	229	1,018	612
Total revenues	2,531	2,308	7,025	6,112
Derivative instrument gains (losses), net	(10)	—	(17)	104
Gain on divestitures, net	1	1	284	7
Loss on previously sold Gulf of Mexico properties	—	—	(83)	—
Other, net	18	—	26	77
	2,540	2,309	7,235	6,300
OPERATING EXPENSES:
Lease operating expenses(1)	418	394	1,216	1,076
Gathering, processing, and transmission(1)	123	89	328	245
Purchased oil and gas costs(1)	292	211	665	558
Taxes other than income	70	61	205	163
Exploration	29	49	248	144
General and administrative	92	139	270	276
Transaction, reorganization, and separation	14	5	156	11
Depreciation, depletion, and amortization	595	418	1,613	1,117
Asset retirement obligation accretion	36	29	112	86
Impairments	1,111	—	1,111	46
Financing costs, net	100	81	276	235
	2,880	1,476	6,200	3,957
NET INCOME (LOSS) BEFORE INCOME TAXES	(340)	833	1,035	2,343
Current income tax provision	260	422	845	1,022
Deferred income tax benefit	(461)	(144)	(503)	(22)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	(139)	555	693	1,343
Net income attributable to noncontrolling interest	84	96	243	261
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$(223)	$459	$450	$1,082

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.60)	$1.49	$1.30	$3.50
Diluted	$(0.60)	$1.49	$1.29	$3.50
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	370	308	348	309
Diluted	370	308	348	309
(1)    For transactions with Kinetik prior to the Company’s sale of its remaining shares of Kinetik Class A Common Stock and the resignation of the Company’s designated director from the Kinetik board of directors, refer to Note 6—Equity Method Interests.
The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

	(In millions)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	$(139)	$555	$693	$1,343
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Pension and postretirement benefit plan	—	—	(1)	3
COMPREHENSIVE INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	(139)	555	692	1,346
Comprehensive income attributable to noncontrolling interest	84	96	243	261
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$(223)	$459	$449	$1,085

The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023

	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interests	$693	$1,343
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized derivative instrument (gains) losses, net	18	(61)
Gain on divestitures, net	(284)	(7)
Exploratory dry hole expense and unproved leasehold impairments	183	91
Depreciation, depletion, and amortization	1,613	1,117
Asset retirement obligation accretion	112	86
Impairments	1,111	46
Benefit from deferred income taxes	(503)	(22)
Gain on extinguishment of debt	—	(9)
Loss on previously sold Gulf of Mexico properties	83	—
Other, net	(14)	(45)
Changes in operating assets and liabilities:
Receivables	181	(289)
Inventories	(26)	19
Drilling advances and other current assets	37	40
Deferred charges and other long-term assets	(215)	227
Accounts payable	(191)	(2)
Accrued expenses	(271)	1
Deferred credits and noncurrent liabilities	57	(436)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,584	2,099
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to upstream oil and gas property	(2,153)	(1,747)
Leasehold and property acquisitions	(64)	(11)
Proceeds from asset divestitures	724	29
Proceeds from sale of Kinetik Shares	428	—
Other, net	58	(53)
NET CASH USED IN INVESTING ACTIVITIES	(1,007)	(1,782)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from commercial paper and revolving credit facilities, net	190	202
Proceeds from term loan facility	1,500	—
Payments on term loan facility	(500)	—
Payment on Callon Credit Agreement	(472)	—
Payments on fixed-rate debt	(1,641)	(65)
Distributions to noncontrolling interest	(233)	(154)
Treasury stock activity, net	(146)	(208)
Dividends paid to APA common stockholders	(260)	(232)
Other, net	(38)	(10)
NET CASH USED IN FINANCING ACTIVITIES	(1,600)	(467)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(23)	(150)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	87	245
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$64	$95

SUPPLEMENTARY CASH FLOW DATA:
Interest paid, net of capitalized interest	$306	$278
Income taxes paid, net of refunds	876	867
The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30, 2024	December 31, 2023

	(In millions, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$64	$87
Receivables, net of allowance of $120 and $114	1,652	1,610
Assets held for sale	1,091	—
Other current assets (Note 5)	813	765
	3,620	2,462
PROPERTY AND EQUIPMENT:
Oil and gas properties	44,026	44,860
Gathering, processing, and transmission facilities	446	448
Other	557	634
Less: Accumulated depreciation, depletion, and amortization	(32,428)	(35,904)
	12,601	10,038
OTHER ASSETS:
Equity method interests (Note 6)	—	437
Decommissioning security for sold Gulf of Mexico properties (Note 11)	21	21
Deferred tax asset (Note 10)	2,550	1,758
Deferred charges and other	584	528
	$19,376	$15,244

LIABILITIES, NONCONTROLLING INTERESTS, AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$939	$658
Current debt	2	2
Liabilities held for sale	224	—
Other current liabilities (Note 7)	1,760	1,744
	2,925	2,404
LONG-TERM DEBT (Note 9)	6,370	5,186
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Deferred tax liability (Note 10)	86	371
Asset retirement obligation (Note 8)	2,502	2,362
Decommissioning contingency for sold Gulf of Mexico properties (Note 11)	759	764
Other	574	466
	3,921	3,963
EQUITY:
Common stock, $0.625 par, 860,000,000 shares authorized, 491,531,484 and 420,595,901 shares issued, respectively	307	263
Paid-in capital	13,239	11,126
Accumulated deficit	(2,509)	(2,959)
Treasury stock, at cost, 121,613,494 and 117,020,000 shares, respectively	(5,937)	(5,790)
Accumulated other comprehensive income	14	15
APA SHAREHOLDERS’ EQUITY	5,114	2,655
Noncontrolling interest	1,046	1,036
TOTAL EQUITY	6,160	3,691
	$19,376	$15,244

The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(Unaudited)

	Common Stock	Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	APA SHAREHOLDERS’ EQUITY	Noncontrolling Interest	TOTAL EQUITY

	(In millions)
For the Quarter Ended September 30, 2023
Balance at June 30, 2023	$263	$11,267	$(5,191)	$(5,647)	$17	$709	$987	$1,696
Net income attributable to common stock	—	—	459	—	—	459	—	459
Net income attributable to noncontrolling interest	—	—	—	—	—	—	96	96
Distributions to noncontrolling interest	—	—	—	—	—	—	(54)	(54)
Common dividends declared ($0.25 per share)	—	(77)	—	—	—	(77)	—	(77)
Treasury stock activity, net	—	—	—	(20)	—	(20)	—	(20)
Other	—	7	—	—	—	7	—	7
Balance at September 30, 2023	$263	$11,197	$(4,732)	$(5,667)	$17	$1,078	$1,029	$2,107

For the Quarter Ended September 30, 2024
Balance at June 30, 2024	$307	$13,322	$(2,286)	$(5,934)	$14	$5,423	$1,072	$6,495
Net loss attributable to common stock	—	—	(223)	—	—	(223)	—	(223)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	84	84
Distributions to noncontrolling interest	—	—	—	—	—	—	(110)	(110)
Common dividends declared ($0.25 per share)	—	(92)	—	—	—	(92)	—	(92)
Treasury stock activity, net	—	—	—	(3)	—	(3)	—	(3)
Other	—	9	—	—	—	9	—	9
Balance at September 30, 2024	$307	$13,239	$(2,509)	$(5,937)	$14	$5,114	$1,046	$6,160

The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY AND NONCONTROLLING INTERESTS - Continued
(Unaudited)

	Common Stock	Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	APA SHAREHOLDERS’ EQUITY	Noncontrolling Interest	TOTAL EQUITY

	(In millions)
For the Nine Months Ended September 30, 2023
Balance at December 31, 2022	$262	$11,420	$(5,814)	$(5,459)	$14	$423	$922	$1,345
Net income attributable to common stock	—	—	1,082	—	—	1,082	—	1,082
Net income attributable to noncontrolling interest – Egypt	—	—	—	—	—	—	261	261
Distributions to noncontrolling interest – Egypt	—	—	—	—	—	—	(154)	(154)
Common dividends declared ($0.75 per share)	—	(232)	—	—	—	(232)	—	(232)
Treasury stock activity, net	—	—	—	(208)	—	(208)	—	(208)
Other	1	9	—	—	3	13	—	13
Balance at September 30, 2023	$263	$11,197	$(4,732)	$(5,667)	$17	$1,078	$1,029	$2,107

For the Nine Months Ended September 30, 2024
Balance at December 31, 2023	$263	$11,126	$(2,959)	$(5,790)	$15	$2,655	$1,036	$3,691
Net income attributable to common stock	—	—	450	—	—	450	—	450
Net income attributable to noncontrolling interest – Egypt	—	—	—	—	—	—	243	243
Distributions to noncontrolling interest – Egypt	—	—	—	—	—	—	(233)	(233)
Common dividends declared ($0.75 per share)	—	(260)	—	—	—	(260)	—	(260)
Issuance of common stock	44	2,370	—	—	—	2,414	—	2,414
Treasury stock activity, net	—	—	—	(147)	—	(147)	—	(147)
Other	—	3	—	—	(1)	2	—	2
Balance at September 30, 2024	$307	$13,239	$(2,509)	$(5,937)	$14	$5,114	$1,046	$6,160

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
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of September 30, 2024, the Company's significant accounting policies are consistent with those discussed in Note 1—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The Company’s financial statements for prior periods may include reclassifications that were made to conform to the current-year presentation.
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
Investments in which the Company has significant influence, but not control, are accounted for under the equity method of accounting. During the nine months ended September 30, 2023 and the quarter ended March 31, 2024, the Company had a designated director on the Kinetik Holdings Inc. (Kinetik) board of directors. The Company’s designated director resigned from the Kinetik board of directors on April 3, 2024. As a result, the Company is considered to have had significant influence over Kinetik during the periods presented prior to the designated director’s resignation from the Kinetik board of directors.
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
During the third quarter of 2024, the Company continued its economic assessment of its North Sea assets in light of several new regulatory guidelines and obligations surrounding significant tax levies and modernization of aging infrastructure. The Company determined the expected returns do not economically support making investments required under the combined impact of the regulations, and it will cease production at its facilities in the North Sea prior to 2030. As a result, the Company performed a fair value assessment of the present value of its oil and gas assets in the North Sea as of September 30, 2024. Accordingly, in the third quarter of 2024, the Company recognized impairments of $793 million on certain proved properties in the North Sea, which were written down to their estimated fair values. This impairment is discussed in further detail below in “Property and Equipment — Oil and Gas Property.”
Additionally, in the third quarter of 2024, the Company entered into an agreement to sell certain non-core U.S. oil and gas producing properties in the Permian Basin. As a result of this agreement, a separate impairment analysis was performed for each of the assets within the disposal group. The analyses were based on the agreed-upon proceeds less costs to sell for the transaction, a Level 1 fair value measurement. The historical carrying value of the net assets to be divested exceeded the fair value implied by the expected net proceeds, resulting in an impairment totaling $315 million on the Company’s proved properties in the U.S. Refer to Note 2—Acquisitions and Divestitures for more detail.

During the three and nine months ended September 30, 2023, the Company recorded no asset impairments in connection with fair value assessments.
Revenue Recognition
Receivables from contracts with customers, including receivables for purchased oil and gas sales and net of allowance for credit losses, were $1.5 billion at each of September 30, 2024 and December 31, 2023. Payments under all contracts with customers are typically due and received within a short-term period of one year or less, after physical delivery of the product or service has been rendered. In the past year, the Company’s receivable balance from the Egyptian General Petroleum Corporation (EGPC) has gradually increased as payments for the Company’s Egyptian oil and gas sales have been delayed for periods longer than historically experienced. The Company is actively engaged in discussions with the Government of Egypt to resolve the delay in EGPC payments. The Company has received payments throughout the period, and management believes that the Company will be able to collect the total balance of its receivables from this customer.
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
Inventories
Inventories consist principally of tubular goods and equipment and are stated at the lower of weighted-average cost or net realizable value. Oil produced but not sold, primarily in the North Sea, is also recorded to inventory and is stated at the lower of the cost to produce or net realizable value. The Company recorded impairments to inventory of $3 million in the third quarter and the nine months ended September 30, 2024 and $46 million in the nine months ended September 30, 2023.
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
The change in cessation-of-production dates in the North Sea discussed above in “Fair Value Measurements” significantly altered the Company’s remaining oil and gas reserves in the North Sea and triggered an impairment assessment of the Company’s proved oil and gas properties at the end of the third quarter of 2024. Future production volumes and estimated future commodity prices are the largest drivers in variability of future cash flows. Expected cash flows were estimated based on management’s views of forward pricing as of the balance sheet dates. A discount rate based on a market-based weighted-average cost of capital estimate was applied to the undiscounted cash flow estimate to value the Company’s North Sea assets. In connection with this assessment, the Company recorded impairments totaling $793 million on certain of the Company’s North Sea proved properties to an aggregate fair value of $263 million.
Additionally, in the third quarter of 2024, the Company recorded impairments totaling $315 million in connection with an agreement to sell certain non-core producing properties in the Permian Basin. These impairments are discussed in further detail above in “Fair Value Measurements” and in Note 2—Acquisitions and Divestitures. The associated U.S. properties had an aggregate fair value of $1.1 billion as of September 30, 2024.
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
Transaction, Reorganization, and Separation (TRS)
The Company recorded $14 million and $156 million of TRS costs during the third quarter and the first nine months of 2024, respectively, and $5 million and $11 million of TRS costs during the third quarter and the first nine months of 2023, respectively. TRS costs incurred in the first nine months of 2024 comprised primarily $139 million associated with the Callon acquisition, including $71 million of separation costs and $68 million of transaction and integration costs.
New Pronouncements Issued But Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40),” which expands disclosures around a public entity’s costs and expenses of specific items (i.e. employee compensation, DD&A), requires the inclusion of amounts that are required to be disclosed under GAAP in the same disclosure as other disaggregation requirements, requires qualitative descriptions of amounts remaining in expense captions that are not separately disaggregated quantitatively, and requires disclosure of total selling expenses, and in annual periods, the definition of selling expenses. The amendment does not change or remove existing disclosure requirements. The amendment is effective for fiscal years beginning after December 15, 2026, and interim periods with fiscal years beginning after December 15, 2027. Early adoption is permitted, and the amendment can be adopted prospectively or retrospectively to any or all periods presented in the financial statements. The Company is currently assessing the impact of adopting this standard.

2.    ACQUISITIONS AND DIVESTITURES
2024 Activity
Sale of Non-core Properties in the Permian Basin
On September 10, 2024, APA announced it entered into an agreement to sell non-core producing properties in the Permian Basin to an undisclosed buyer for cash proceeds of $950 million, prior to customary closing adjustments. The properties are located in the Central Basin Platform, Texas and New Mexico Shelf, and Northwest Shelf and currently represent estimated net production of 21,000 barrels of oil equivalent per day, of which approximately 57 percent is oil. Proceeds from this sale are expected to be used primarily to reduce debt. The effective date of the transaction is July 1, 2024, and the transaction is expected to close during the fourth quarter of 2024. The Company received a deposit of $95 million in connection with the sale during the third quarter of 2024.
As a result of the agreement, the Company performed a fair value assessment of the associated assets and liabilities and recorded an impairment of $315 million to the carrying value of associated oil and gas properties. These assets met the criteria of held for sale classification as of September 30, 2024. U.S. oil and gas properties totaling $1.1 billion and the associated asset retirement obligation of $224 million were classified as current assets held for sale and current liabilities held for sale, respectively, as of September 30, 2024.
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

The following unaudited pro forma combined results for the three and nine months ended September 30, 2024 and 2023 reflect the consolidated results of operations of the Company as if the Callon acquisition had occurred on January 1, 2023. The unaudited pro forma information includes certain accounting adjustments for transaction costs, depreciation, depletion, and amortization expense, interest expense, gain on derivatives related to a previous Callon acquisition, and estimated tax impacts of the pro forma adjustments.

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

	(In millions, except share data)
Revenues	$2,531	$2,927	$7,589	$7,810
Net income (loss) attributable to common stock	(223)	737	556	1,527
Net income (loss) per common share – basic	(0.60)	1.95	1.50	4.04
Net income (loss) per common share – diluted	(0.60)	1.95	1.50	4.04
From the date of the acquisition through September 30, 2024, revenues and net income attributable to common stockholders associated with Callon assets totaled $840 million and $192 million, respectively.
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
U.S. Divestitures
In the first nine months of 2024, the Company completed the sale of non-core acreage in the East Texas Austin Chalk and Eagle Ford plays that had a carrying value of $347 million for aggregate cash proceeds of $253 million and the assumption of asset retirement obligations of $48 million. The Company recognized a $46 million loss during the first nine months of 2024 in association with this sale.
In the first nine months of 2024, the Company also completed the sale of non-core mineral and royalty interests in the Permian Basin that had a carrying value of $71 million for approximately $392 million after post-closing adjustments. The Company recognized a gain of $321 million during the first nine months of 2024 in association with this sale.
Additionally, during the third quarter and first nine months of 2024, the Company completed the sale of non-core assets and leasehold in multiple transactions for aggregate cash proceeds of $1 million and $73 million, respectively, recognizing a gain of approximately $1 million and $9 million, respectively, upon closing of these transactions.
Sale of Kinetik Shares
On March 18, 2024, the Company sold its remaining Kinetik Shares for cash proceeds of $428 million. Refer to Note 6—Equity Method Interests for further detail.
Leasehold and Property Acquisitions
During the third quarter and the first nine months of 2024, in addition to the Callon acquisition, the Company completed other leasehold and property acquisitions, primarily in the Permian Basin, for aggregate cash consideration of approximately $1 million and $64 million, respectively.
2023 Activity
Leasehold and Property Acquisitions
During the third quarter and first nine months of 2023, the Company completed leasehold and property acquisitions, primarily in the Permian Basin, for aggregate cash consideration of approximately $1 million and $11 million, respectively.

U.S. Divestitures
During the third quarter and first nine months of 2023, the Company completed the sale of non-core assets and leasehold in multiple transactions for aggregate cash proceeds of $1 million and $29 million, respectively, recognizing a gain of approximately $1 million and $7 million, respectively, upon closing of these transactions.
3.    CAPITALIZED EXPLORATORY WELL COSTS
The Company’s capitalized exploratory well costs were $611 million and $586 million as of September 30, 2024 and December 31, 2023, respectively. The increase is primarily attributable to additional drilling activity in Egypt and in the U.S. No suspended exploratory well costs previously capitalized for greater than one year at December 31, 2023 were charged to dry hole expense during the third quarter of 2024. During the first nine months of 2024, approximately $51 million of suspended well costs previously capitalized for greater than one year at December 31, 2023 were charged to dry hole expense.
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
Counterparty Risk
The use of derivative instruments exposes the Company to credit loss in the event of nonperformance by the counterparty. To reduce the concentration of exposure to any individual counterparty, the Company utilizes a diversified group of investment-grade rated counterparties, primarily financial institutions, for its derivative transactions. As of September 30, 2024, the Company had derivative positions with one counterparty. The Company monitors counterparty creditworthiness on an ongoing basis; however, it cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, the Company may be limited in its ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, the Company may not realize the benefit of some of its derivative instruments resulting from lower commodity prices.
Derivative Instruments
Commodity Derivative Instruments
As of September 30, 2024, the Company had the following open natural gas financial collar contracts:

Production Period	Settlement Index	MMBtu (in 000’s)	Weighted Average Floor Price	Weighted Average Ceiling Price
October—December 2024	NYMEX Henry Hub	1,654	$3.00	$3.33
As of September 30, 2024, the Company had the following open natural gas financial basis swap contracts:

		Basis Swap Purchased		Basis Swap Sold
Production Period	Settlement Index	MMBtu (in 000’s)	Weighted Average Price Differential	MMBtu (in 000’s)	Weighted Average Price Differential
October—December 2024	NYMEX Henry Hub/IF Waha	—	—	1,840	$(1.06)
October—December 2024	NYMEX Henry Hub/IF HSC	—	—	3,680	$(0.42)

As of September 30, 2024, the Company had the following open NGL fixed swap contracts:

Production Period	Settlement Index	MBbls (in 000’s)	Weighted Average Price Differential
October—December 2024	OPIS IsoButane Mt Belvieu Non TET	6	$33.18
October—December 2024	OPIS NButane Mt Belvieu Non TET	17	$33.18
Embedded Derivatives
As a result of the Callon acquisition, the Company assumed an earn-out obligation from Callon, where the Company could be required to pay up to $50 million in the aggregate if the average daily settlement price of WTI crude oil exceeds $60.00 per barrel for the 2024 and 2025 calendar years. Additionally, in connection with the Callon acquisition, the Company assumed a contingent consideration arrangement, whereby the Company could receive up to $45 million if the average daily settlement price of WTI crude oil for 2024 is at least $80.00 per barrel. If the average daily settlement price of WTI crude oil for 2024 is less than $80.00 per barrel but at least $75.00 per barrel, then the Company would receive $20 million.
The Company determined that the earn-out obligation and contingent consideration receipt were not clearly and closely related to the underlying agreements and therefore bifurcated these embedded features and recorded these derivatives at fair value. For further discussion of these derivatives, refer to “Fair Value Measurements” below.
Fair Value Measurements
The following table presents the Company’s derivative assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Price in Active Markets (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Netting(1)	Carrying Amount

	(In millions)
September 30, 2024
Assets:
Commodity derivative instruments	$—	$1	$—	$1	$(1)	$—
Contingent consideration arrangements	—	10	—	10	—	10
Liabilities:
Commodity derivative instruments	$—	$1	$—	$1	$(1)	$—
Contingent consideration arrangements	—	39	—	39	—	39
December 31, 2023
Assets:
Commodity derivative instruments	$—	$6	$—	$6	$—	$6
(1)    The derivative fair values are based on analysis of each contract on a gross basis, excluding the impact of netting agreements with counterparties.

The embedded options within the earn-out obligation and contingent consideration arrangements discussed above are considered financial instruments under ASC 815. The Company uses a market approach to estimate the fair values of these derivatives on a recurring basis, utilizing an option pricing model method provided by a reputable third party. The valuation includes significant inputs such as forward oil price curves, time to expiration, and implied volatility. As these inputs are substantially observable for the full term of the contingent consideration arrangements, the inputs are considered a Level 2 fair value measurement. As of September 30, 2024, the estimated fair values of the earn-out obligation and contingent consideration receipt were $39 million and $10 million, respectively.
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

	September 30, 2024	December 31, 2023

	(In millions)
Current Assets: Other current assets	$10	$6
Total derivative assets	$10	$6

Current Liabilities: Other current liabilities	$25	$—
Deferred Credit and Other Noncurrent Liabilities: Other	14	—
Total derivative liabilities	$39	$—
Derivative Activity Recorded in the Statement of Consolidated Operations
The following table summarizes the effect of derivative instruments on the Company’s statement of consolidated operations:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

	(In millions)
Realized:
Commodity derivative instruments	$3	$19	$1	$43
Realized gains, net	3	19	1	43
Unrealized:
Commodity derivative instruments	(1)	(19)	(6)	61
Contingent consideration arrangements	(12)	—	(12)	—
Unrealized gains (losses), net	(13)	(19)	(18)	61
Derivative instrument gains (losses), net	$(10)	$—	$(17)	$104
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

5.    OTHER CURRENT ASSETS
The following table provides detail of the Company’s other current assets:

	September 30, 2024	December 31, 2023

	(In millions)
Inventories	$501	$453
Drilling advances	60	88
Current decommissioning security for sold Gulf of Mexico assets	167	178
Prepaid assets and other	85	46
Total Other current assets	$813	$765
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
Prior to the Company’s sale of its remaining Kinetik Shares and the resignation of the Company’s designated director from the Kinetik board of directors, the Company recorded changes in the fair value of its equity method interest in Kinetik totaling a loss of $9 million in the first quarter of 2024, and a loss of $14 million and a gain of $57 million in the third quarter and the first nine months of 2023, respectively. These changes in fair value were recorded as a component of “Revenues and Other” in the Company’s statement of consolidated operations.
The following table represents related party sales and costs associated with Kinetik prior to the Company’s sale of its remaining Kinetik Shares and the resignation of the Company’s designated director from the Kinetik board of directors:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

	(In millions)
Natural gas and NGLs sales	$—	$35	$13	$78
Purchased oil and gas sales	—	11	22	18
	$—	$46	$35	$96

Gathering, processing, and transmission costs	$—	$26	$23	$81
Purchased oil and gas costs	—	37	23	65
Lease operating expenses	—	—	2	—
	$—	$63	$48	$146

7.    OTHER CURRENT LIABILITIES
The following table provides detail of the Company’s other current liabilities:

	September 30, 2024	December 31, 2023

	(In millions)
Accrued operating expenses	$254	$162
Accrued exploration and development	543	371
Accrued compensation and benefits	189	390
Accrued interest	66	93
Accrued income taxes	144	138
Current asset retirement obligation	75	76
Current operating lease liability	98	116
Current decommissioning contingency for sold Gulf of Mexico properties	94	60
Other	297	338
Total Other current liabilities	$1,760	$1,744
8.    ASSET RETIREMENT OBLIGATION
The following table describes changes to the Company’s asset retirement obligation (ARO) liability:

September 30, 2024
(In millions)
Asset retirement obligation, December 31, 2023	$2,438
Liabilities incurred	11
Liabilities acquired	140
Liabilities settled	(47)
Liabilities divested	(48)
Liabilities held for sale	(224)
Accretion expense	112
Revisions in estimated liabilities	195
Asset retirement obligation, September 30, 2024	2,577
Less current portion	(75)
Asset retirement obligation, long-term	$2,502
9.    DEBT AND FINANCING COSTS
The following table presents the carrying values of the Company’s debt:

	September 30, 2024	December 31, 2023

	(In millions)
Apache notes and debentures before unamortized discount and debt issuance costs(1)	$4,835	$4,835
Term loan facility, commercial paper, and syndicated credit facilities(2)	1,562	372
Apache finance lease obligations	30	32
Unamortized discount	(25)	(26)
Debt issuance costs	(30)	(25)
Total debt	6,372	5,188
Current maturities	(2)	(2)
Long-term debt	$6,370	$5,186
(1)    The fair values of the Apache notes and debentures were $4.5 billion and $4.3 billion as of September 30, 2024 and December 31, 2023, respectively.
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
At each of September 30, 2024 and December 31, 2023, current debt included $2 million of finance lease obligations.

Financing Costs, Net
The following table presents the components of the Company’s financing costs, net:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

	(In millions)
Interest expense	$109	$89	$302	$266
Amortization of debt issuance costs	1	1	4	3
Capitalized interest	(8)	(7)	(22)	(18)
Gain on extinguishment of debt	—	—	—	(9)
Interest income	(2)	(2)	(8)	(7)
Financing costs, net	$100	$81	$276	$235
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
As of September 30, 2024, there were $232 million of borrowings under the USD Agreement and an aggregate £303 million in letters of credit outstanding under the GBP Agreement. As of September 30, 2024, there were no letters of credit outstanding under the USD Agreement. As of December 31, 2023, there were $372 million of borrowings under the USD Agreement and an aggregate £348 million in letters of credit outstanding under the GBP Agreement. As of December 31, 2023, there were no letters of credit outstanding under the USD Agreement.
Uncommitted Lines of Credit
Each of the Company and Apache, from time to time, has and uses uncommitted credit and letter of credit facilities for working capital and credit support purposes. As of September 30, 2024 and December 31, 2023, there were no outstanding borrowings under these facilities. As of September 30, 2024, there were £461 million and $11 million, respectively, in letters of credit outstanding under these facilities. As of December 31, 2023, there were £416 million and $2 million, respectively, in letters of credit outstanding under these facilities.
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
As of September 30, 2024, there was $330 million in aggregate face amount of CP Notes outstanding, which is classified as long-term debt. As of December 31, 2023, there were no CP Notes outstanding.
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
Loan proceeds were used to refinance certain indebtedness of Callon upon the substantially simultaneous closing of APA’s acquisition of Callon pursuant to the Merger Agreement and to pay related fees and expenses. APA may at any time prepay loans under the Term Loan Credit Agreement. As of September 30, 2024, $1.0 billion in 3-Year Tranche Loans remained outstanding under the Term Loan Credit Agreement.
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
The Company’s effective income tax rate for the three and nine months ended September 30, 2024 differed from the U.S. federal statutory income tax rate of 21 percent due to taxes on foreign operations. During the third quarter of 2023, the Company’s effective income tax rate differed from the U.S. federal statutory income tax rate of 21 percent due to taxes on foreign operations and a decrease in the amount of valuation allowance against its U.S. deferred tax assets. The Company’s effective income tax rate for the nine months ended September 30, 2023 differed from the U.S. federal statutory income tax rate of 21 percent due to taxes on foreign operations, a deferred tax expense related to the remeasurement of taxes in the U.K. as a result of the enactment of Finance Act 2023, and a decrease in the amount of valuation allowance against its U.S. deferred tax assets.
On April 1, 2024, APA completed its acquisition of Callon in an all-stock transaction. The Company’s deferred tax asset increased by approximately $575 million as part of the assets assumed through the Callon acquisition. Refer to Note 2—Acquisitions and Divestitures for further detail.
On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022 (IRA). The IRA includes a new 15 percent corporate alternative minimum tax (CAMT) on applicable corporations with an average annual adjusted financial statement income that exceeds $1.0 billion for any three consecutive years preceding the tax year at issue. The CAMT is effective for tax years beginning after December 31, 2022. The Company became an applicable corporation subject to CAMT beginning on January 1, 2024. On September 12, 2024, the U.S. Department of Treasury and the Internal Revenue Service released proposed regulations relating to the application and implementation of CAMT. The Company is continuing to evaluate the proposed regulations and their effect on the Company’s consolidated financial statements.
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
11.    COMMITMENTS AND CONTINGENCIES
Legal Matters
The Company is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls, which also may include controls related to the potential impacts of climate change. As of September 30, 2024, the Company has an accrued liability of approximately $18 million for all legal contingencies that are deemed to be probable of occurring and can be reasonably estimated. The Company’s estimates are based on information known about the matters and its experience in contesting, litigating, and settling similar matters. Although actual amounts could differ from management’s estimate, none of the actions are believed by management to involve future amounts that would be material to the Company’s financial position, results of operations, or liquidity after consideration of recorded accruals. With respect to material matters for which the Company believes an unfavorable outcome is reasonably possible, the Company has disclosed the nature of the matter and a range of potential exposure, unless an estimate cannot be made at this time. It is management’s opinion that the loss for any other litigation matters and claims that are reasonably possible to occur will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
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
Starting in November of 2013 and continuing into 2023, several parishes in Louisiana have pending lawsuits against many oil and gas producers, including the Company. In these cases, the Parishes, as plaintiffs, allege that defendants’ oil and gas exploration, production, and transportation operations in specified fields were conducted in violation of the State and Local Coastal Resources Management Act of 1978, as amended, and applicable regulations, rules, orders, and ordinances promulgated or adopted thereunder by the Parish or the State of Louisiana. Plaintiffs allege that defendants caused substantial damage to land and water bodies located in the coastal zone of Louisiana. Plaintiffs seek, among other things, unspecified damages for alleged violations of applicable law within the coastal zone, the payment of costs necessary to clear, re-vegetate, detoxify, and otherwise restore the subject coastal zone as near as practicable to its original condition, and actual restoration of the coastal zone to its original condition. Without acknowledging or admitting any liability and solely to avoid the expense and uncertainty of future litigation, the Company agreed to settle with the State of Louisiana and Louisiana coastal Parishes to resolve any potential liability on the part of the Company for claims that were or could have been asserted by the coastal Parishes and/or the State of Louisiana in the pending litigation. The consideration paid by the Company in the settlement did not have a material impact on the Company’s financial position. Following settlement of these various lawsuits, the Company will be a defendant in only one remaining coastal zone lawsuit, which was filed by the City of New Orleans against the Company and a number of oil and gas operators.
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
California and Delaware Litigation
On July 17, 2017, in three separate actions, San Mateo and Marin Counties, and the City of Imperial Beach, California, all filed suit individually and on behalf of the people of the State of California against over 30 oil and gas companies alleging damages as a result of global warming. Plaintiffs seek unspecified damages and abatement under various tort theories. On December 20, 2017, in two separate actions, the City of Santa Cruz and Santa Cruz County filed similar lawsuits against many of the same defendants. On January 22, 2018, the City of Richmond filed a similar lawsuit. These cases were then consolidated before a single judge in a multi-district litigation (MDL) proceeding. On August 14, 2024, in the MDL, the plaintiffs agreed to dismiss Apache with prejudice from all matters, and a dismissal has been entered by the court.
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
Shareholder and Derivative Lawsuits
On February 23, 2021, a case captioned Plymouth County Retirement System v. Apache Corporation, et al. was filed in the United States District Court for the Southern District of Texas (Houston Division) against the Company and certain current and former officers. The complaint, which is a shareholder lawsuit styled as a class action, alleges, among other things, that (1) the Company intentionally used unrealistic assumptions regarding the amount and composition of available oil and gas in Alpine High; (2) the Company did not have the proper infrastructure in place to safely and/or economically drill and/or transport those resources even if they existed in the amounts purported; (3) certain statements and omissions artificially inflated the value of the Company’s operations in the Permian Basin; and (4) as a result, the Company’s public statements were materially false and misleading. With no admission, concession, or finding of any fault, liability, or wrongdoing, but only to avoid the expense and uncertainty of litigation, the parties have agreed to a settlement resolving all claims made against the defendants by the class. The settlement agreement has been preliminarily approved by the court, and final approval of the settlement is expected to occur prior to the end of 2024. The settlement will not have a material impact on the Company’s financial position, results of operations, or liquidity and is subject to insurance coverage that companies have for these types of claims.
On February 21, 2023, a case captioned Steve Silverman, Derivatively and on behalf of Nominal Defendant APA Corp. v. John J. Christmann IV, et al. was filed in federal district court for the Southern District of Texas. Then, on July 21, 2023, a case captioned Yang-Li-Yu, Derivatively and on behalf of Nominal Defendant APA Corp. v. John J. Christmann IV, et al. was filed in federal district court for the Southern District of Texas. Those cases were consolidated as In Re APA Corporation Derivative Litigation, Case No. 4:23-cv-00636 in the Southern District of Texas and purported to be derivative actions brought against senior management and Company directors over many of the same allegations included in the Plymouth County Retirement System matter and asserting claims of (1) breach of fiduciary duty; (2) waste of corporate assets; and (3) unjust enrichment. The defendants filed a motion to dismiss the consolidated lawsuits, and on September 26, 2024, the federal court issued a final judgment granting the defendants’ motion and dismissing the consolidated claims against the defendants.

Environmental Matters
As of September 30, 2024, the Company had an undiscounted reserve for environmental remediation of approximately $2 million.
On September 11, 2020, the Company received a Notice of Violation and Finding of Violation, and accompanying Clean Air Act Information Request, from the U.S. Environmental Protection Agency (EPA) following site inspections in April 2019 at several of the Company’s oil and natural gas production facilities in Lea and Eddy Counties, New Mexico. Then on December 29, 2020, the Company received a Notice of Violation and Opportunity to Confer, and accompanying Clean Air Act Information Request, from the EPA following helicopter flyovers in September 2019 of several of the Company’s oil and natural gas production facilities in Reeves County, Texas. The notices and information requests involved alleged emissions control and reporting violations. The Company cooperated with the EPA, responded to the information requests, and negotiated and entered into a consent decree to resolve the alleged violations in both New Mexico and Texas, which has been approved and entered by the Court. The consideration provided by the Company in connection with the consent decree, which included a $4 million payment, did not have a material impact on the Company’s financial position.
The Company is not aware of any environmental claims existing as of September 30, 2024, that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity. There can be no assurance, however, that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered on the Company’s properties.
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

On June 21, 2023, two sureties that issued Bonds directly to Apache and two sureties that issued bonds to the issuing bank on the Letters of Credit filed suit against Apache in a case styled Zurich American Insurance Company, HCC International Insurance Company PLC, Philadelphia Indemnity Insurance Company and Everest Reinsurance Company (Insurers) v. Apache Corporation, Cause No. 2023-38238 in the 281st Judicial District Court, Harris County Texas. The sureties sought to prevent Apache from drawing on the Bonds and Letters of Credit and further alleged that they are discharged from their reimbursement obligations related to decommissioning costs and are entitled to other relief. On July 20, 2023, the 281st Judicial District Court denied the Insurers’ request for a temporary injunction. On July 26, 2023, Apache removed the suit to the United States Bankruptcy Court for the Southern District of Texas (Houston Division). Since the time the sureties filed their state court lawsuit, Apache has drawn down the entirety of the Letters of Credit. Apache has also sought to draw down on the Bonds; however, the sureties refuse to pay such Bond draws. On September 12, 2024, the bankruptcy court issued its opinion (1) finding that sureties’ state court lawsuit against Apache was void; (2) holding that Apache’s claims against the sureties for unpaid amounts may proceed in bankruptcy court; and (3) holding the sureties in civil contempt and awarding attorneys’ fees to Apache as a sanction in an amount to be determined in a future hearing. That hearing took place on October 24, 2024, although the Court has not yet issued a ruling on the issues addressed, including any award of attorney’s fees to Apache. Apache is vigorously pursuing its claims against the sureties.
As of September 30, 2024, the Company has recorded a $188 million asset, which represents the remaining amount the Company expects to be reimbursed from security related to these decommissioning costs.
The Company has recorded contingent liabilities in the amounts of $853 million and $824 million as of September 30, 2024 and December 31, 2023, respectively, representing the estimated costs of decommissioning it may be required to perform on the Legacy GOM Assets. The Company recognized $83 million in the first nine months of 2024 of “Loss on previously sold Gulf of Mexico properties.” Amounts recorded in the first nine months of 2024 included $50 million related to orders received during the period from BSEE to decommission properties previously sold to Cox Operating LLC and to decommission a property operated and produced by Fieldwood Energy Offshore and Dynamic Offshore Resources NS, LLC. The Company recognized no losses for decommissioning previously sold properties during the third quarter and the first nine months of 2023. There have been no other changes in estimates from December 31, 2023 that would have a material impact on the Company’s financial position, results of operations, or liquidity.
12.    CAPITAL STOCK
Net Income (Loss) per Common Share
The following table presents a reconciliation of the components of basic and diluted net income (loss) per common share in the consolidated financial statements:

	For the Quarter Ended September 30,
	2024			2023
	Loss	Shares	Per Share	Income	Shares	Per Share

	(In millions, except per share amounts)
Basic:
Income (loss) attributable to common stock	$(223)	370	$(0.60)	$459	308	$1.49
Diluted:
Income (loss) attributable to common stock	$(223)	370	$(0.60)	$459	308	$1.49

	For the Nine Months Ended September 30,
	2024			2023
	Income	Shares	Per Share	Income	Shares	Per Share

	(In millions, except per share amounts)
Basic:
Income attributable to common stock	$450	348	$1.30	$1,082	309	$3.50
Effect of Dilutive Securities:
Stock options and other	$—	—	$(0.01)	$—	—	$—
Diluted:
Income attributable to common stock	$450	348	$1.29	$1,082	309	$3.50

The diluted earnings per share calculation excludes options and restricted stock units that were anti-dilutive of 1.9 million and 1.7 million during the third quarters of 2024 and 2023, respectively, and 2.0 million and 2.0 million during the first nine months of 2024 and 2023, respectively.
Stock Repurchase Program
During the fourth quarter of 2021, the Company's Board of Directors authorized the purchase of 40 million shares of the Company's common stock. During the third quarter of 2022, the Company's Board of Directors authorized the purchase of an additional 40 million shares of the Company's common stock.
In the third quarter of 2024, the Company repurchased approximately 0.1 million shares at an average price of $29.33 per share. For the nine months ended September 30, 2024, the Company repurchased 4.6 million shares at an average price of $31.72 per share, and as of September 30, 2024, the Company had remaining authorization to repurchase up to 39.3 million shares. In the third quarter of 2023, the Company repurchased 0.5 million shares at an average price of $41.90 per share. For the nine months ended September 30, 2023, the Company repurchased 5.5 million shares at an average price of $37.91 per share.
The Company is not obligated to acquire any additional shares. Shares may be purchased either in the open market or through privately negotiated transactions.
Common Stock Dividend
For the quarters ended September 30, 2024 and 2023, the Company paid $92 million and $77 million, respectively, in dividends on its common stock. For the nine months ended September 30, 2024 and 2023, the Company paid $260 million and $232 million, respectively, in dividends on its common stock.
Common Stock Issuance
On April 1, 2024, in connection with the Callon acquisition, the Company issued approximately 70 million shares of common stock in exchange for Callon common stock. The total value of stock consideration was approximately $2.4 billion based on APA’s stock price on the closing date of the acquisition.

13.    BUSINESS SEGMENT INFORMATION
As of September 30, 2024, the Company’s consolidated subsidiaries are engaged in exploration and production (Upstream) activities across three operating segments: the U.S., Egypt, and North Sea. The Company’s Upstream business explores for, develops, and produces crude oil, natural gas, and natural gas liquids. The Company also has active exploration and planned appraisal operations ongoing in Suriname, as well as interests in Uruguay and other international locations that may, over time, result in reportable discoveries and development opportunities. Financial information for each segment is presented below:

	U.S.	Egypt(1)	North Sea	Intersegment Eliminations & Other	Total(4)

For the Quarter Ended September 30, 2024	(In millions)
Revenues:
Oil revenues	$1,007	$673	$117	$—	$1,797
Natural gas revenues	7	81	15	—	103
Natural gas liquids revenues	153	—	5	—	158
Oil, natural gas, and natural gas liquids production revenues	1,167	754	137	—	2,058
Purchased oil and gas sales	473	—	—	—	473
	1,640	754	137	—	2,531
Operating Expenses:
Lease operating expenses	222	109	87	—	418
Gathering, processing, and transmission	110	6	7	—	123
Purchased oil and gas costs	292	—	—	—	292
Taxes other than income	70	—	—	—	70
Exploration	(1)	21	—	9	29
Depreciation, depletion, and amortization	355	167	73	—	595
Asset retirement obligation accretion	10	—	26	—	36
Impairments	315	—	796	—	1,111
	1,373	303	989	9	2,674
Operating Income (Loss)(2)	$267	$451	$(852)	$(9)	(143)

Other Income (Expense):
Derivative instrument losses, net					(10)
Gain on divestitures, net					1
Other, net					18
General and administrative					(92)
Transaction, reorganization, and separation					(14)
Financing costs, net					(100)
Loss Before Income Taxes					$(340)

	U.S.	Egypt(1)	North Sea	Intersegment Eliminations & Other	Total(4)

For the Nine Months Ended September 30, 2024	(In millions)
Revenues:
Oil revenues	$2,616	$2,003	$517	$—	$5,136
Natural gas revenues	79	231	104	—	414
Natural gas liquids revenues	436	—	21	—	457
Oil, natural gas, and natural gas liquids production revenues	3,131	2,234	642	—	6,007
Purchased oil and gas sales	1,018	—	—	—	1,018
	4,149	2,234	642	—	7,025
Operating Expenses:
Lease operating expenses	582	352	282	—	1,216
Gathering, processing, and transmission	272	19	37	—	328
Purchased oil and gas costs	665	—	—	—	665
Taxes other than income	205	—	—	—	205
Exploration	107	77	1	63	248
Depreciation, depletion, and amortization	930	464	219	—	1,613
Asset retirement obligation accretion	35	—	77	—	112
Impairments	315	—	796	—	1,111
	3,111	912	1,412	63	5,498
Operating Income (Loss)(2)	$1,038	$1,322	$(770)	$(63)	1,527

Other Income (Expense):
Derivative instrument losses, net					(17)
Loss on offshore decommissioning contingency					(83)
Gain on divestitures, net					284
Other, net					26
General and administrative					(270)
Transaction, reorganization, and separation					(156)
Financing costs, net					(276)
Income Before Income Taxes					$1,035

Total Assets(3)	$13,847	$3,525	$1,439	$565	$19,376

	U.S.	Egypt(1)	North Sea	Intersegment Eliminations & Other	Total(4)

For the Quarter Ended September 30, 2023	(In millions)
Revenues:
Oil revenues	$633	$724	$348	$—	$1,705
Natural gas revenues	89	81	66	—	236
Natural gas liquids revenues	133	—	5	—	138
Oil, natural gas, and natural gas liquids production revenues	855	805	419	—	2,079
Purchased oil and gas sales	229	—	—	—	229
	1,084	805	419	—	2,308
Operating Expenses:
Lease operating expenses	164	128	102	—	394
Gathering, processing, and transmission	61	13	15	—	89
Purchased oil and gas costs	211	—	—	—	211
Taxes other than income	61	—	—	—	61
Exploration	4	25	9	11	49
Depreciation, depletion, and amortization	199	129	90	—	418
Asset retirement obligation accretion	9	—	20	—	29
	709	295	236	11	1,251
Operating Income (Loss)(2)	$375	$510	$183	$(11)	1,057

Other Income (Expense):
Gain on divestitures, net					1
General and administrative					(139)
Transaction, reorganization, and separation					(5)
Financing costs, net					(81)
Income Before Income Taxes					$833

	U.S.	Egypt(1)	North Sea	Intersegment Eliminations & Other	Total(4)

For the Nine Months Ended September 30, 2023	(In millions)
Revenues:
Oil revenues	$1,631	$1,971	$865	$—	$4,467
Natural gas revenues	229	264	165	—	658
Natural gas liquids revenues	356	—	19	—	375
Oil, natural gas, and natural gas liquids production revenues	2,216	2,235	1,049	—	5,500
Purchased oil and gas sales	612	—	—	—	612
	2,828	2,235	1,049	—	6,112
Operating Expenses:
Lease operating expenses	452	346	278	—	1,076
Gathering, processing, and transmission	181	26	38	—	245
Purchased oil and gas costs	558	—	—	—	558
Taxes other than income	163	—	—	—	163
Exploration	10	91	18	25	144
Depreciation, depletion, and amortization	530	378	209	—	1,117
Asset retirement obligation accretion	29	—	57	—	86
Impairments	—	—	46	—	46
	1,923	841	646	25	3,435
Operating Income (Loss)(2)	$905	$1,394	$403	$(25)	2,677

Other Income (Expense):
Derivative instrument gains, net					104
Gain on divestitures, net					7
Other, net					77
General and administrative					(276)
Transaction, reorganization, and separation					(11)
Financing costs, net					(235)
Income Before Income Taxes					$2,343

Total Assets(3)	$7,827	$3,518	$1,665	$535	$13,545
(1)Includes oil and gas production revenue that will be paid as taxes by EGPC on behalf of the Company for the quarters and nine months ended September 30, 2024 and 2023 of:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

	(In millions)
Oil	$182	$202	$533	$539
Natural gas	22	23	63	73
(2)Operating loss of Suriname includes leasehold impairments of $1 million for the third quarter of 2024.
Operating income (loss) of U.S., North Sea, and Suriname includes leasehold impairments of $2 million, $6 million, and $1 million, respectively, for the third quarter of 2023. Operating income (loss) of U.S. and Suriname includes leasehold impairments of $10 million and $1 million, respectively, for the first nine months of 2024. Operating income (loss) of U.S., North Sea, and Suriname includes leasehold impairments of $7 million, $12 million, and $1 million, respectively, for the first nine months of 2023.
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
•Beginning in the fourth quarter of 2021 and through the end of the third quarter of 2024, the Company has repurchased 80.7 million shares of the Company’s common stock.
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

On September 10, 2024, APA announced it entered into an agreement to sell non-core producing properties in the Permian Basin to an undisclosed buyer for $950 million, prior to customary closing adjustments. The properties are located in the Central Basin Platform, Texas and New Mexico Shelf, and Northwest Shelf and currently represent estimated net production of 21,000 barrels of oil equivalent per day, of which approximately 57 percent is oil. Proceeds from this sale are expected to be used primarily to reduce debt. The effective date of the transaction is July 1, 2024, and the transaction is expected to close during the fourth quarter of 2024.
In the third quarter of 2024, the Company reported a net loss attributable to common stock of $223 million, or $0.60 per diluted share, compared to net income of $459 million, or $1.49 per diluted share, in the third quarter of 2023. The decrease in net income in the third quarter of 2024 compared to the third quarter of 2023 was primarily driven by $1.1 billion of impairments, which included $793 million of oil and gas property impairments in the North Sea, a $315 million impairment of assets held for sale in the Permian Basin, and $3 million inventory impairments in the North Sea. These impacts to net loss were partially offset by lower income tax expense compared to the same prior-year period.
In the first nine months of 2024, the Company reported net income attributable to common stock of $450 million, or $1.29 per diluted share, compared to net income of $1.1 billion, or $3.50 per diluted share, in the first nine months of 2023. The decrease in net income in the first nine months of 2024 compared to the first nine months of 2023 was primarily driven by $1.1 billion of impairments recorded during the third quarter of 2024 and the related tax impacts. Net income was further impacted by higher depreciation expense, transaction and reorganization costs, and lease operating expenses, primarily a result of the Callon acquisition. These impacts to net income were partially offset by higher revenues as a result of increased drilling activity in the Permian Basin, production from the acquired Callon properties, gain from divestitures of non-core assets, and lower income tax expense compared to the same prior-year period.
The Company generated $2.6 billion of cash from operating activities during the first nine months of 2024, 23 percent higher than the first nine months of 2023. APA’s higher operating cash flows for the first nine months of 2024 were primarily driven by higher revenues as a result of increased drilling activity in the Permian Basin, production from the acquired Callon properties, and timing of working capital items. The Company repurchased 4.6 million shares of its common stock for $146 million and paid $260 million in dividends to APA common stockholders during the first nine months of 2024.
Key operational highlights include:
United States
•Daily boe production from the Company’s U.S. assets accounted for 64 percent of its total production during the third quarter of 2024 and increased 33 percent from the third quarter of 2023. Daily oil production from the Company’s U.S. assets increased 71 percent from the third quarter of 2023. During the third quarter of 2024, the Company averaged nine drilling rigs in the Permian Basin, including five rigs in the Southern Midland Basin and four rigs in the Delaware Basin. The Company brought online 48 operated wells during the quarter, of which 21 wells were associated with the Callon assets. The Company’s core Permian Basin development program continues to represent key growth areas for the U.S. assets. The Company expects to average 8 drilling rigs in the Permian Basin for the remainder of 2024 and into 2025.
International
•In Egypt, the Company continued its drilling and workover activity with a focus on oil production. The Company averaged 12 drilling rigs and drilled 15 new productive wells during the third quarter of 2024. During the same period, the Company averaged 20 workover rigs as it continues to align its drilling and workover activity with a goal of driving improved capital efficiency. Third quarter 2024 gross production from the Company’s Egypt assets decreased 5 percent from the third quarter of 2023, and net production increased 2 percent.
•Subsequent to September 30, 2024, but prior to the date of this filing, the Company entered into a new pricing agreement for incremental gas volumes produced in Egypt, making gas exploration and development more economically competitive with oil development.
•The Company suspended all new drilling activity in the North Sea during the second quarter of 2023. During the third quarter of 2024, the Company continued its economic assessment of its North Sea assets in light of several new regulatory guidelines and obligations surrounding significant tax levies and modernization of aging infrastructure. The Company determined the expected returns do not economically support making investments required under the combined impact of the regulations, and it will cease production at its facilities in the North Sea prior to 2030. The Company’s investment program in the North Sea is now directed toward asset safety and integrity.

•In October 2024, the Company announced that its subsidiary reached a positive final investment decision for the first oil development, named GranMorgu, in Block 58 offshore Suriname. This development will include production from the Krabdagu and Sapakara oil discoveries. These fields, located in water depths between 100 and 1,000 meters, will be produced through a system of subsea wells connected to a floating production, storage and offloading (FPSO) unit located 150 km off the Suriname coast, with an oil production capacity of 220,000 barrels per day. The GranMorgu FPSO unit is designed to accommodate future tie-back opportunities that would extend its 4-year production plateau and will feature technology that minimizes greenhouse gas emissions. Total investment is estimated at $10.5 billion, with APA’s share of the investment subject to the existing agreement with TotalEnergies to carry a portion of Apache’s appraisal and development capital. First oil is anticipated in 2028.

Results of Operations
Oil, Natural Gas, and Natural Gas Liquids Production Revenues
Revenue
The Company’s production revenues and respective contribution to total revenues by country were as follows:

	For the Quarter Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution

	($ in millions)
Oil Revenues:
United States	$1,007	56%	$633	37%	$2,616	51%	$1,631	37%
Egypt(1)	673	37%	724	43%	2,003	39%	1,971	44%
North Sea	117	7%	348	20%	517	10%	865	19%
Total(1)	$1,797	100%	$1,705	100%	$5,136	100%	$4,467	100%

Natural Gas Revenues:
United States	$7	7%	$89	38%	$79	19%	$229	35%
Egypt(1)	81	79%	81	34%	231	56%	264	40%
North Sea	15	14%	66	28%	104	25%	165	25%
Total(1)	$103	100%	$236	100%	$414	100%	$658	100%

NGL Revenues:
United States	$153	97%	$133	96%	$436	95%	$356	95%
North Sea	5	3%	5	4%	21	5%	19	5%
Total(1)	$158	100%	$138	100%	$457	100%	$375	100%

Oil and Gas Revenues:
United States	$1,167	56%	$855	41%	$3,131	52%	$2,216	40%
Egypt(1)	754	37%	805	39%	2,234	37%	2,235	41%
North Sea	137	7%	419	20%	642	11%	1,049	19%
Total(1)	$2,058	100%	$2,079	100%	$6,007	100%	$5,500	100%
(1)    Includes revenues attributable to a noncontrolling interest in Egypt.

Production
The Company’s production volumes by country were as follows:

	For the Quarter Ended September 30,			For the Nine Months Ended September 30,
	2024	Increase (Decrease)	2023	2024	Increase (Decrease)	2023
Oil Volume (b/d)
United States	143,299	71%	83,584	122,138	58%	77,198
Egypt(1)(2)	91,673	4%	88,521	88,725	1%	88,038
North Sea	21,334	(40)%	35,680	25,888	(28)%	36,070
Total	256,306	23%	207,785	236,751	18%	201,306

Natural Gas Volume (Mcf/d)
United States	467,615	3%	454,643	473,997	6%	448,838
Egypt(1)(2)	300,418	0%	300,326	287,953	(13)%	331,158
North Sea	18,911	(71)%	65,168	41,042	(14)%	47,665
Total	786,944	(4)%	820,137	802,992	(3)%	827,661

NGL Volume (b/d)
United States	79,474	20%	66,280	71,690	17%	61,418
North Sea	543	(64)%	1,497	1,164	(4)%	1,209
Total	80,017	18%	67,777	72,854	16%	62,627

BOE per day(3)
United States	300,709	33%	225,639	272,827	28%	213,423
Egypt(1)(2)	141,742	2%	138,575	136,718	(5)%	143,231
North Sea(4)	25,029	(48)%	48,038	33,892	(25)%	45,222
Total	467,480	13%	412,252	443,437	10%	401,876
(1)    Gross oil, natural gas, and NGL production in Egypt were as follows:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Oil (b/d)	136,670	144,528	138,039	141,995
Natural Gas (Mcf/d)	447,173	472,744	445,397	511,430
(2)    Includes net production volumes per day attributable to a noncontrolling interest in Egypt of:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Oil (b/d)	30,579	29,514	29,596	29,369
Natural Gas (Mcf/d)	100,210	100,122	96,054	110,476
(3)    The table shows production on a boe basis in which natural gas is converted to an equivalent barrel of oil based on a 6:1 energy equivalent ratio. This ratio is not reflective of the price ratio between the two products.
(4)    Average sales volumes from the North Sea for the third quarters of 2024 and 2023 were 19,374 boe/d and 55,283 boe/d, respectively, and 30,607 boe/d and 47,370 boe/d for the first nine months of 2024 and 2023, respectively. Sales volumes may vary from production volumes as a result of the timing of liftings.

Pricing
The Company’s average selling prices by country were as follows:

	For the Quarter Ended September 30,			For the Nine Months Ended September 30,
	2024	Increase (Decrease)	2023	2024	Increase (Decrease)	2023
Average Oil Price – Per barrel
United States	$76.34	(7)%	$82.33	$78.16	1%	$77.40
Egypt	79.88	(10)%	88.99	82.41	0%	82.04
North Sea	83.36	(5)%	87.70	83.67	1%	83.25
Total	78.06	(9)%	86.15	80.31	0%	80.50

Average Natural Gas Price – Per Mcf
United States	$0.16	(92)%	$2.12	$0.61	(67)%	$1.87
Egypt	2.93	1%	2.91	2.93	0%	2.92
North Sea	9.76	(11)%	10.98	9.89	(23)%	12.83
Total	1.43	(54)%	3.12	1.89	(35)%	2.91

Average NGL Price – Per barrel
United States	$20.91	(4)%	$21.87	$22.20	5%	$21.24
North Sea	45.93	7%	42.78	46.47	(2)%	47.58
Total	21.29	(4)%	22.26	22.73	4%	21.85
Third-Quarter 2024 compared to Third-Quarter 2023
Crude Oil Crude oil revenues for the third quarter of 2024 totaled $1.8 billion, a $92 million increase from the comparative 2023 quarter. A 23 percent higher average daily production increased third-quarter 2024 oil revenues by $251 million compared to the third quarter of 2023, while a 9 percent decrease in average realized prices decreased revenues by $159 million. Crude oil revenues accounted for 87 percent of total oil and gas production revenues and 55 percent of worldwide production in the third quarter of 2024. Crude oil prices realized in the third quarter of 2024 averaged $78.06 per barrel, compared with $86.15 per barrel in the comparative prior-year quarter.
The Company’s worldwide oil production increased 48.5 Mb/d to 256.3 Mb/d during the third quarter of 2024 from the comparative prior-year period, primarily a result of increased drilling activity in the Permian Basin coupled with the Callon acquisition. These increases were offset by natural production decline, the sale of non-core assets in the U.S., and operational downtime due to maintenance activities in the North Sea.
Natural Gas Natural gas revenues for the third quarter of 2024 totaled $103 million, a $133 million decrease from the comparative 2023 quarter. A 54 percent decrease in average realized prices decreased third-quarter 2024 natural gas revenues by $128 million compared to the third quarter of 2023, while 4 percent lower average daily production decreased revenues by $5 million. Natural gas revenues accounted for 5 percent of total oil and gas production revenues and 28 percent of worldwide production during the third quarter of 2024.
The Company’s worldwide natural gas production decreased 33.2 MMcf/d to 786.9 MMcf/d during the third quarter of 2024 from the comparative prior-year period, primarily a result of operational downtime due to maintenance activities in the North Sea, curtailment of volumes at Alpine High in response to extreme Waha basis differentials, natural production decline, and the sale of non-core assets in the U.S. These decreases were offset by the Callon acquisition coupled with increased drilling activity and recompletions in the Permian Basin.
NGL NGL revenues for the third quarter of 2024 totaled $158 million, a $20 million increase from the comparative 2023 quarter. An 18 percent higher average daily production increased third-quarter 2024 NGL revenues by $26 million compared to the third quarter of 2023, while a 4 percent decrease in average realized prices decreased revenues by $6 million. NGL revenues accounted for 8 percent of total oil and gas production revenues and 17 percent of worldwide production during the third quarter of 2024.

The Company’s worldwide NGL production increased 12.2 Mb/d to 80 Mb/d during the third quarter of 2024 from the comparative prior-year period, primarily a result of the Callon acquisition coupled with increased drilling activity in the Permian Basin. These increases were offset by natural production decline, curtailment of volumes at Alpine High in response to extreme Waha basis differentials, and the sale of non-core assets in the U.S. These increases were further offset by operational downtime due to maintenance activities in the North Sea.
Year-to-Date 2024 compared to Year-to-Date 2023
Crude Oil Crude oil revenues for the first nine months of 2024 totaled $5.1 billion, a $669 million increase from the comparative 2023 period. An 18 percent higher average daily production increased oil revenues for the 2024 period by $680 million compared to the prior-year period, while a slight decrease in average realized prices lowered oil revenues by $11 million compared to the prior-year period. Crude oil revenues accounted for 85 percent of total oil and gas production revenues and 54 percent of worldwide production for the first nine months of 2024. Crude oil prices realized during the first nine months of 2024 averaged $80.31 per barrel, compared to $80.50 per barrel in the comparative prior-year period.
The Company’s worldwide oil production increased 35.4 Mb/d to 236.8 Mb/d in the first nine months of 2024 compared to the prior-year period, primarily a result of increased drilling activity in the Permian Basin coupled with the Callon acquisition. These increases were offset by natural production decline across all assets, the sale of non-core assets in the U.S., and operational downtime due to maintenance activities in the North Sea.
Natural Gas Natural gas revenues for the first nine months of 2024 totaled $414 million, a $244 million decrease from the comparative 2023 period. A 35 percent decrease in average realized prices decreased natural gas revenues for the 2024 period by $232 million compared to the prior-year period, while 3 percent lower average daily production decreased revenues by $12 million compared to the prior-year period. Natural gas revenues accounted for 7 percent of total oil and gas production revenues and 30 percent of worldwide production for the first nine months of 2024.
The Company’s worldwide natural gas production decreased 24.7 MMcf/d to 803 MMcf/d in the first nine months of 2024 compared to the prior-year period, primarily a result of operational downtime due to maintenance activities in the North Sea, reduced gas-focused activity in Egypt, natural production decline, curtailment of volumes at Alpine High in response to extreme Waha basis differentials, and the sale of non-core assets in the U.S. These decreases were partially offset by increased drilling activity in the Permian Basin coupled with the Callon acquisition.
NGL NGL revenues for the first nine months of 2024 totaled $457 million, a $82 million increase from the comparative 2023 period. A 16 percent higher average daily production increased NGL revenues for the 2024 period by $66 million compared to the prior-year period, while a 4 percent increase in average realized prices increased revenues by $16 million. NGL revenues accounted for 8 percent of total oil and gas production revenues and 16 percent of worldwide production for the first nine months of 2024.
The Company’s worldwide NGL production increased 10.2 Mb/d to 72.9 Mb/d in the first nine months of 2024 compared to the prior-year period, primarily a result of increased drilling activity in the Permian Basin coupled with the Callon acquisition, offset by natural production decline, curtailment of volumes at Alpine High in response to extreme Waha basis differentials, and the sale of non-core assets in the U.S. These increases were further offset by operational downtime due to maintenance activities in the North Sea.
Purchased Oil and Gas Sales
Purchased oil and gas sales represent volumes primarily attributable to U.S. domestic oil and gas purchases that were sold by the Company to fulfill oil and natural gas takeaway obligations and delivery commitments. Sales related to these purchased volumes totaled $473 million and $229 million during the third quarters of 2024 and 2023, respectively, and $1.0 billion and $612 million during the first nine months of 2024 and 2023, respectively. Purchased oil and gas sales were offset by associated purchase costs of $292 million and $211 million during the third quarters of 2024 and 2023, respectively, and $665 million and $558 million during the first nine months of 2024 and 2023, respectively. Gross purchased oil and gas sales values were higher in the third quarter and the first nine months of 2024 as compared to the third quarter and the first nine months of 2023, primarily driven by activity associated with the Callon acquisition.

Operating Expenses
The Company’s operating expenses were as follows and include costs attributable to a noncontrolling interest in Egypt:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

	(In millions)
Lease operating expenses	$418	$394	$1,216	$1,076
Gathering, processing, and transmission	123	89	328	245
Purchased oil and gas costs	292	211	665	558
Taxes other than income	70	61	205	163
Exploration	29	49	248	144
General and administrative	92	139	270	276
Transaction, reorganization, and separation	14	5	156	11
Depreciation, depletion, and amortization:
Oil and gas property and equipment	588	407	1,589	1,086
Gathering, processing, and transmission assets	2	2	5	5
Other assets	5	9	19	26
Asset retirement obligation accretion	36	29	112	86
Impairments	1,111	—	1,111	46
Financing costs, net	100	81	276	235
Total Operating Expenses	$2,880	$1,476	$6,200	$3,957
Lease Operating Expenses (LOE)
LOE increased $24 million and $140 million compared to the third quarter and the first nine months of 2023, respectively. On a per-unit basis, LOE decreased 4 percent and increased 3 percent in the third quarter and the first nine months of 2024, respectively, when compared to the third quarter and the first nine months of 2023. The absolute dollar increase in the third quarter and the first nine months of 2024 compared to same prior year periods was driven by higher operating and labor costs coupled with higher workover activity, primarily from the Callon acquisition.
Gathering, Processing, and Transmission (GPT)
The Company’s GPT expenses were as follows:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

	(In millions)
Third-party processing and transmission costs	$123	$63	$305	$164
Midstream service costs – Kinetik	—	26	23	81
Total Gathering, processing, and transmission	$123	$89	$328	$245
GPT costs increased $34 million and $83 million in the third quarter and the first nine months of 2024, respectively, when compared to the third quarter and the first nine months of 2023, primarily driven by an increase in natural gas and NGL production volumes in the U.S. when compared to the prior-year periods.
Purchased Oil and Gas Costs
Purchased oil and gas costs increased $81 million and $107 million in the third quarter and the first nine months of 2024, respectively, when compared to the third quarter and the first nine months of 2023. The increase in the third quarter and the first nine months of 2024 compared to same prior-year periods was primarily driven by oil purchases from activity associated with the Callon acquisition. With widening margins under third-party gas agreements, purchased oil and gas costs were more than offset by associated sales to fulfill oil and natural gas takeaway obligations and delivery commitments totaling $473 million and $1.0 billion in the third quarter and the first nine months of 2024, respectively, as discussed above.

Taxes Other Than Income
Taxes other than income increased $9 million and $42 million from the third quarter and the first nine months of 2023, respectively, primarily from higher severance taxes driven by increased production volumes in the U.S. compared to the same prior-year periods.
Exploration Expenses
The Company’s exploration expenses were as follows:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

	(In millions)
Unproved leasehold impairments	$1	$9	$11	$20
Dry hole expense	8	18	172	71
Geological and geophysical expense	6	1	22	3
Exploration overhead and other	14	21	43	50
Total Exploration	$29	$49	$248	$144
Exploration expenses decreased $20 million and increased $104 million from the third quarter and the first nine months of 2023, respectively. The decrease in exploration expenses for the third quarter of 2024 compared to the third quarter of 2023 was primarily the result of higher dry hole expenses in the 2023 period coupled with lower unproved leasehold impairments and exploration overhead. The increase in exploration expenses for the first nine months of 2024 compared to the first nine months of 2023 was primarily the result of dry hole expense associated with the completion of an initial drilling campaign in Alaska where two wells were unable to reach target objectives in the allotted seasonal time window.
General and Administrative (G&A) Expenses
G&A expenses decreased $47 million and $6 million from the third quarter and the first nine months of 2023, respectively. The decrease in G&A expenses for the third quarter and first nine months of 2024 compared to the same prior-year periods was primarily driven by higher cash-based stock compensation expense in the 2023 period resulting from changes in the Company’s stock price, partially offset by higher overall labor costs across the Company and the Callon acquisition.
Transaction, Reorganization, and Separation (TRS) Costs
TRS costs increased $9 million and $145 million from the third quarter and the first nine months of 2023, respectively. Higher TRS costs during the third quarter and the first nine months of 2024 were primarily a result of ongoing transaction costs related to the Callon acquisition coupled with separation costs in the North Sea. TRS costs incurred in the first nine months of 2024 comprised primarily $139 million associated with the Callon acquisition, including $71 million of separation costs and $68 million of transaction and integration costs.
Depreciation, Depletion, and Amortization (DD&A)
Total DD&A expenses increased $177 million and $496 million from the third quarter and the first nine months of 2023, respectively, primarily driven by DD&A on the Company’s oil and gas properties. The Company’s DD&A rate on its oil and gas properties increased $3.30 per boe and $3.33 per boe from the third quarter and the first nine months of 2023, respectively. The increase in DD&A on a per boe basis was driven by negative gas price-related reserve revisions in prior periods and impacts resulting from the Callon acquisition in 2024. Higher absolute dollar amount of DD&A was driven primarily by higher capital expenditures incurred in the U.S. and Egypt.
Impairments
During the third quarter and the first nine months of 2024, the Company recorded $1.1 billion of impairments, which includes $793 million of oil and gas property impairments in the North Sea, $315 million impairment of assets held for sale in the Permian Basin, and $3 million of inventory impairments in the North Sea.
During the first nine months of 2023, the Company recorded $46 million of impairments in connection with valuations of drilling and operations equipment inventory upon the Company’s decision to suspend drilling operations in the North Sea.

Financing Costs, Net
The Company’s Financing costs were as follows:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

	(In millions)
Interest expense	$109	$89	$302	$266
Amortization of debt issuance costs	1	1	4	3
Capitalized interest	(8)	(7)	(22)	(18)
Gain on extinguishment of debt	—	—	—	(9)
Interest income	(2)	(2)	(8)	(7)
Total Financing costs, net	$100	$81	$276	$235
Net financing costs increased $19 million and $41 million from the third quarter and the first nine months of 2023, respectively. The increase in costs during the third quarter and the first nine months of 2024 was primarily due to higher interest expense from higher average long-term debt balances compared to the third quarter and the first nine months of 2023.
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
The Company’s effective income tax rate for the three and nine months ended September 30, 2024 differed from the U.S. federal statutory income tax rate of 21 percent due to taxes on foreign operations. During the third quarter of 2023, the Company’s effective income tax rate differed from the U.S. federal statutory income tax rate of 21 percent due to taxes on foreign operations and a decrease in the amount of valuation allowance against its U.S. deferred tax assets. The Company’s effective income tax rate for the nine months ended September 30, 2023 differed from the U.S. federal statutory income tax rate of 21 percent due to taxes on foreign operations, a deferred tax expense related to the remeasurement of taxes in the U.K. as a result of the enactment of Finance Act 2023, and a decrease in the amount of valuation allowance against its U.S. deferred tax assets.
On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022 (IRA). The IRA includes a new 15 percent corporate alternative minimum tax (CAMT) on applicable corporations with an average annual adjusted financial statement income that exceeds $1.0 billion for any three consecutive years preceding the tax year at issue. The CAMT is effective for tax years beginning after December 31, 2022. The Company became an applicable corporation subject to CAMT beginning on January 1, 2024. On September 12, 2024, the U.S. Department of Treasury and the Internal Revenue Service released proposed regulations relating to the application and implementation of CAMT. The Company is continuing to evaluate the proposed regulations and their effect on the Company’s consolidated financial statements.
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
During the nine months ended September 30, 2024, the Company recognized downward reserve revisions of approximately 26 percent of its year-end 2023 estimated proved reserves in the North Sea as a result of its economic assessment of its North Sea assets described in “Financial and Operational Highlights” above.
Following the completion of the Callon acquisition, the Company revised its full-year 2024 estimated upstream capital investment to approximately $2.8 billion and remains committed to its capital return framework for equity holders to participate more directly and materially in cash returns through dividends and share repurchases.
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

Sources and Uses of Cash
The following table presents the sources and uses of the Company’s cash and cash equivalents for the periods presented:

	For the Nine Months Ended September 30,
	2024	2023

	(In millions)
Sources of Cash and Cash Equivalents:
Net cash provided by operating activities	$2,584	$2,099
Proceeds from commercial paper and revolving credit facilities, net	190	202
Proceeds from term loan facility	1,500	—
Proceeds from asset divestitures	724	29
Proceeds from sale of Kinetik Shares	428	—
Other	20	—
Total Sources of Cash and Cash Equivalents	5,446	2,330
Uses of Cash and Cash Equivalents:
Additions to upstream oil and gas property	$2,153	$1,747
Leasehold and property acquisitions	64	11
Payments on term loan facility	500	—
Payment on Callon Credit Agreement	472	—
Payments on fixed-rate debt	1,641	65
Dividends paid to APA common stockholders	260	232
Distributions to noncontrolling interest	233	154
Treasury stock activity, net	146	208
Other, net	—	63
Total Uses of Cash and Cash Equivalents	5,469	2,480
Decrease in Cash and Cash Equivalents	$(23)	$(150)
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
Net cash provided by operating activities during the first nine months of 2024 totaled $2.6 billion, $485 million higher from the first nine months of 2023, primarily due to higher revenues from increased oil and gas production and timing of working capital items.
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
Proceeds from Commercial Paper and Revolving Credit Facilities, Net As of September 30, 2024, outstanding borrowings under the Company’s commercial paper and U.S. dollar denominated syndicated credit facility were $562 million, an increase of $190 million since December 31, 2023. During the nine months ended September 30, 2023, the Company had net borrowings of $202 million under the Company’s U.S. dollar denominated syndicated credit facility.
Proceeds from Term Loan Facility On April 1, 2024, the Company borrowed an aggregate $1.5 billion under a syndicated credit agreement. Loan proceeds were used to refinance certain indebtedness of Callon upon the closing of the Callon acquisition. For additional details of the credit agreement, see “Term Loan Credit Agreement” in the Liquidity section below. As of September 30, 2024, $1.0 billion remained outstanding under the term loan facility governed by the Term Loan Credit Agreement.

Proceeds from Asset Divestitures The Company received $724 million and $29 million in proceeds from the divestiture of certain non-core assets during the first nine months of 2024 and 2023, respectively. For more information regarding the Company’s acquisitions and divestitures, refer to Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Uses of Cash and Cash Equivalents
Additions to Upstream Oil & Gas Property Exploration and development cash expenditures were $2.2 billion and $1.7 billion during the first nine months of 2024 and 2023, respectively. The increase in capital investment compared to the prior-year period is reflective of the Company’s acquisition of Callon, which increased the number of drilling rigs being operated in the Permian Basin, partially offset by the Company’s efforts to balance workover activity in Egypt and reduce drilling activity in the North Sea as it continually assesses inventory opportunities across its diverse portfolio. The Company operated an average of approximately 23 drilling rigs during the first nine months of 2024, compared to an average of approximately 24 drilling rigs during the first nine months of 2023.
Leasehold and Property Acquisitions During the first nine months of 2024 and 2023, in addition to the Callon acquisition, the Company completed other leasehold and property acquisitions, primarily in the Permian Basin, for total cash consideration of $64 million and $11 million, respectively.
Payments on Callon Credit Agreement During the first nine months of 2024, the Company financed Callon’s repayment in full of the $472 million outstanding under the Callon Credit Agreement upon the Callon acquisition.
Payments on Term Loan Facility During the first nine months of 2024, the Company made a payment of $500 million on its syndicated credit agreement. For additional details of the credit agreement, see “Term Loan Credit Agreement” in the Liquidity section below. As of September 30, 2024, $1.0 billion remained outstanding under the term loan facility governed by the Term Loan Credit Agreement.
Payments on Fixed-Rate Debt During the first nine months of 2024, the Company financed Callon’s repayment pursuant to Callon’s cash tender offers for, and redemptions of all senior notes issued under Callon’s indentures for an aggregate cash payment amount of $1.6 billion, reflecting principal amounts, premium to par, and associated fees.
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
Dividends Paid to APA Common Stockholders The Company paid $260 million and $232 million during the first nine months of 2024 and 2023, respectively, for dividends on its common stock.
Distributions to Noncontrolling Interest Sinopec International Petroleum Exploration and Production Corporation (Sinopec) holds a one-third minority participation interest in the Company’s oil and gas operations in Egypt. The Company paid $233 million and $154 million during the first nine months of 2024 and 2023, respectively, in cash distributions to Sinopec.
Treasury Stock Activity, net In the first nine months of 2024, the Company repurchased 4.6 million shares at an average price of $31.72 per share and an aggregate purchase price of approximately $146 million, and as of September 30, 2024, the Company had remaining authorization to repurchase 39.3 million shares. In the first nine months of 2023, the Company repurchased 5.5 million shares at an average price of $37.91 per share and an aggregate purchase price of approximately $208 million.

Liquidity
The following table presents a summary of the Company’s key financial indicators:

	September 30, 2024	December 31, 2023

	(In millions)
Cash and cash equivalents	$64	$87
Total debt – APA and Apache	6,372	5,188
Total equity	6,160	3,691
Available committed borrowing capacity under syndicated credit facilities	2,839	2,894
Cash and Cash Equivalents As of September 30, 2024, the Company had $64 million in cash and cash equivalents. The majority of the Company’s cash is invested in highly liquid, investment-grade instruments with maturities of three months or less at the time of purchase.
Debt As of September 30, 2024, the Company had $6.4 billion in total debt outstanding, which consisted of notes and debentures of Apache, credit facility and commercial paper borrowings, and finance lease obligations. As of September 30, 2024, current debt included $2 million of finance lease obligations.
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
As of September 30, 2024, there were $232 million of borrowings under the USD Agreement and an aggregate £303 million in letters of credit outstanding under the GBP Agreement. As of September 30, 2024, there were no letters of credit outstanding under the USD Agreement. As of December 31, 2023, there were $372 million of borrowings under the USD Agreement and an aggregate £348 million in letters of credit outstanding under the GBP Agreement. As of December 31, 2023, there were no letters of credit outstanding under the USD Agreement.
Uncommitted Lines of Credit Each of the Company and Apache, from time to time, has and uses uncommitted credit and letter of credit facilities for working capital and credit support purposes. As of September 30, 2024 and December 31, 2023, there were no outstanding borrowings under these facilities. As of September 30, 2024, there were £461 million and $11 million in letters of credit outstanding under these facilities. As of December 31, 2023, there were £416 million and $2 million in letters of credit outstanding under these facilities.
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

As of September 30, 2024, there was $330 million in aggregate face amount of CP Notes outstanding, which is classified as long-term debt. As of December 31, 2023, there were no CP Notes outstanding.
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
On April 1, 2024, APA closed the transactions under the Term Loan Credit Agreement, electing to borrow an aggregate $1.5 billion in 3-Year Tranche Loans maturing April 1, 2027, and to allow the lender commitments for the 364-Day Tranche Loans to expire. Loan proceeds were used to refinance certain indebtedness of Callon upon the substantially simultaneous closing of APA’s acquisition of Callon pursuant to the Merger Agreement and to pay related fees and expenses. APA may at any time prepay loans under the Term Loan Credit Agreement. As of September 30, 2024, $1.0 billion in 3-Year Tranche Loans remained outstanding under the Term Loan Credit Agreement.
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
On June 21, 2023, two sureties that issued Bonds directly to Apache and two sureties that issued bonds to the issuing bank on the Letters of Credit filed suit against Apache in a case styled Zurich American Insurance Company, HCC International Insurance Company PLC, Philadelphia Indemnity Insurance Company and Everest Reinsurance Company (Insurers) v. Apache Corporation, Cause No. 2023-38238 in the 281st Judicial District Court, Harris County Texas. The sureties sought to prevent Apache from drawing on the Bonds and Letters of Credit and further alleged that they are discharged from their reimbursement obligations related to decommissioning costs and are entitled to other relief. On July 20, 2023, the 281st Judicial District Court denied the Insurers’ request for a temporary injunction. On July 26, 2023, Apache removed the suit to the United States Bankruptcy Court for the Southern District of Texas (Houston Division). Since the time the sureties filed their state court lawsuit, Apache has drawn down the entirety of the Letters of Credit. Apache has also sought to draw down on the Bonds; however, the sureties refuse to pay such Bond draws. On September 12, 2024, the bankruptcy court issued its opinion (1) finding that the sureties’ state court lawsuit against Apache was void; (2) holding that Apache’s claims against the sureties for unpaid amounts may proceed in bankruptcy court; and (3) holding the sureties in civil contempt and awarding attorneys’ fees to Apache as a sanction in an amount to be determined in a future hearing. Apache is vigorously pursuing its claims against the sureties.
As of September 30, 2024, the Company has recorded a $188 million asset, which represents the remaining amount the Company expects to be reimbursed from security related to these decommissioning costs.
The Company has recorded contingent liabilities in the amounts of $853 million and $824 million as of September 30, 2024 and December 31, 2023, respectively, representing the estimated costs of decommissioning it may be required to perform on the Legacy GOM Assets. The Company recognized $83 million in the first nine months of 2024 of “Loss on previously sold Gulf of Mexico properties.” Amounts recorded in the first nine months of 2024 included $50 million related to orders received from BSEE during the period to decommission properties previously sold to Cox Operating LLC and to decommission a property operated and produced by Fieldwood Energy Offshore and Dynamic Offshore Resources NS, LLC. The Company recognized no losses for decommissioning previously sold properties during the third quarter and the first nine months of 2023. There have been no other changes in estimates from December 31, 2023 that would have a material impact on the Company’s financial position, results of operations, or liquidity.

Critical Accounting Estimates
The Company prepares its financial statements and accompanying notes in conformity with accounting principles generally accepted in the U.S., which require management to make estimates and assumptions about future events that affect reported amounts in the financial statements and the accompanying notes. The Company identifies certain accounting policies involving estimation as critical accounting estimates based on, among other things, their impact on the portrayal of the Company’s financial condition, results of operations, or liquidity, as well as the degree of difficulty, subjectivity, and complexity in their deployment. Critical accounting estimates address accounting matters that are inherently uncertain due to unknown future resolution of such matters. Management routinely discusses the development, selection, and disclosure of each critical accounting estimate. For a discussion of the Company’s most critical accounting estimates, please see the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. For the nine months ended September 30, 2024, the Company notes the following additional critical accounting estimate:
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
The Company has recorded material impairments of certain proved oil and gas properties and gathering, processing, and transmission facilities in the third quarter of 2024. For discussion of these impairments, see “Fair Value Measurements” of Note 1—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements.
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
New Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40),” which expands disclosures around a public entity’s costs and expenses of specific items (i.e. employee compensation, DD&A), requires the inclusion of amounts that are required to be disclosed under GAAP in the same disclosure as other disaggregation requirements, requires qualitative descriptions of amounts remaining in expense captions that are not separately disaggregated quantitatively, and requires disclosure of total selling expenses, and in annual periods, the definition of selling expenses. The amendment does not change or remove existing disclosure requirements. The amendment is effective for fiscal years beginning after December 15, 2026, and interim periods with fiscal years beginning after December 15, 2027. Early adoption is permitted, and the amendment can be adopted prospectively or retrospectively to any or all periods presented in the financial statements. The Company is currently assessing the impact of adopting this standard.
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
The Company’s average crude oil price realizations decreased 9 percent from $86.15 per barrel to $78.06 per barrel during the third quarters of 2023 and 2024, respectively. The Company’s average natural gas price realizations decreased 54 percent from $3.12 per Mcf to $1.43 per Mcf during the third quarters of 2023 and 2024, respectively. The Company’s average NGL price realizations decreased 4 percent from $22.26 per barrel to $21.29 per barrel during the third quarters of 2023 and 2024, respectively. Based on average daily production for the third quarter of 2024, a $1.00 per barrel change in the weighted average realized oil price would have increased or decreased revenues for the quarter by approximately $24 million, a $0.10 per Mcf change in the weighted average realized natural gas price would have increased or decreased revenues for the quarter by approximately $7 million, and a $1.00 per barrel change in the weighted average realized NGL price would have increased or decreased revenues for the quarter by approximately $7 million.
The Company periodically enters into derivative positions on a portion of its projected crude oil and natural gas production through a variety of financial and physical arrangements intended to manage fluctuations in cash flows resulting from changes in commodity prices. Such derivative positions may include the use of futures contracts, swaps, and/or options. The Company does not hold or issue derivative instruments for trading purposes. As of September 30, 2024, the Company had open natural gas derivatives not designated as cash flow hedges in an asset position with a fair value of $1 million. A 10 percent increase in natural gas prices would increase the liability by approximately $1 million, while a 10 percent decrease in prices would decrease the liability by approximately $1 million. As of September 30, 2024, the Company had open NGL derivatives not designated as cash flow hedges in a liability position with a fair value of $1 million. The impact of a 10 percent movement in NGL prices would be immaterial to the fair value of the commodity derivatives. These fair value changes assume volatility based on prevailing market parameters at September 30, 2024. Refer to Note 4—Derivative Instruments and Hedging Activities in the Notes to Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for notional volumes and terms with the Company’s derivative contracts.

Interest Rate Risk
As of September 30, 2024, the Company had $4.8 billion, net, in outstanding notes and debentures, all of which was fixed-rate debt, with a weighted average interest rate of 5.34 percent. Although near-term changes in interest rates may affect the fair value of fixed-rate debt, such changes do not expose the Company to the risk of earnings or cash flow loss associated with that debt.
The Company is also exposed to interest rate risk related to its interest-bearing cash and cash equivalents balances and amounts outstanding under its term loan facility, commercial paper program, and syndicated credit facilities. As of September 30, 2024, the Company had approximately $64 million in cash and cash equivalents, approximately 86 percent of which was invested in money market funds and short-term investments with major financial institutions. As of September 30, 2024, there were $1.6 billion of borrowings outstanding under the Company’s term loan facility, commercial paper program, and syndicated revolving credit facilities. Changes in the interest rate applicable to short-term investments, term loan facility, commercial paper program, and credit facility borrowings are expected to have an immaterial impact on earnings and cash flows but could impact interest costs associated with future debt issuances or any future borrowings.
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
Foreign currency gains and losses also arise when monetary assets and monetary liabilities denominated in foreign currencies are translated at the end of each month. Foreign currency gains and losses are included as either a component of “Other” under “Revenues and Other” or, as is the case when the Company re-measures its foreign tax liabilities, as a component of the Company’s provision for income tax expense on the statement of consolidated operations. Foreign currency net gain or loss of $5 million would result from a 10 percent weakening or strengthening, respectively, in the British pound as of September 30, 2024.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Company’s Chief Executive Officer, in his capacity as principal executive officer, and Stephen J. Riney, the Company’s President and Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2024, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that the information the Company is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
As a result of the Callon acquisition on April 1, 2024, the Company’s internal control over financial reporting, subsequent to the date of acquisition, includes certain additional internal controls relating to Callon. There were no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Given the nature of its business, Apache Corporation may be subject to different or additional risks than those applicable to the Company. For a description of these risks, refer to the disclosures in Apache Corporation’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2024, June 30, 2024, and September 30, 2024 and Apache Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information on shares of common stock repurchased by the Company during the quarter ended September 30, 2024:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 to July 31, 2024	102,305	$29.33	102,305	39,326,125
August 1 to August 31, 2024	—	—	—	39,326,125
September 1 to September 30, 2024	—	—	—	39,326,125
Total	102,305	$29.33
(1) During the third quarter of 2022, the Company's Board of Directors authorized the purchase of 40 million shares of the Company's common stock. Shares may be purchased either in the open market or through privately negotiated transactions. The Company is not obligated to acquire any specific number of shares.
ITEM 5.    OTHER INFORMATION
During the three months ended September 30, 2024, none of the Company’s officers or directors adopted or terminated any Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement” (as such term is defined in Item 408 of Regulation S-K promulgated under the Securities Act).

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
*101
The following financial statements from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Statement of Consolidated Operations, (ii) Statement of Consolidated Comprehensive Income (Loss), (iii) Statement of Consolidated Cash Flows, (iv) Consolidated Balance Sheet, (v) Statement of Consolidated Changes in Equity and Noncontrolling Interests and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

APA CORPORATION

Dated:	November 7, 2024	/s/ STEPHEN J. RINEY
Stephen J. Riney
President and Chief Financial Officer
(Principal Financial Officer)

Dated:	November 7, 2024	/s/ REBECCA A. HOYT
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer, and Controller
(Principal Accounting Officer)