Form 10-Q
period 2025-03-31
APA Corp
filed 2025-05-08
CIK 1841666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of registrant’s common stock outstanding as of April 30, 2025	360,845,120

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
•the impact of international or domestic trade policy changes, including tariffs;
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
•property acquisitions or divestitures;
•the integration of acquisitions;

•other factors disclosed under Items 1 and 2—Business and Properties—Estimated Proved Reserves and Future Net Cash Flows, Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A—Quantitative and Qualitative Disclosures About Market Risk and elsewhere in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024;
•other risks and uncertainties disclosed in the Company’s first-quarter 2025 earnings release;
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

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter Ended March 31,
	2025	2024

	(In millions, except share data)
REVENUES AND OTHER:
Oil, natural gas, and natural gas liquids production revenues	$2,039	$1,748
Purchased oil and gas sales	597	203
Total revenues	2,636	1,951
Derivative instrument losses, net	(28)	(4)
Gain (loss) on divestitures, net	(2)	7
Loss on previously sold Gulf of America properties	—	(66)
Other, net	6	15
	2,612	1,903
OPERATING EXPENSES:
Lease operating expenses	407	338
Gathering, processing, and transmission	104	84
Purchased oil and gas costs	474	163
Taxes other than income	74	57
Exploration	30	148
General and administrative	98	93
Transaction, reorganization, and separation	37	27
Depreciation, depletion, and amortization	643	430
Asset retirement obligation accretion	39	40
Financing costs, net	(57)	76
	1,849	1,456
NET INCOME BEFORE INCOME TAXES	763	447
Current income tax provision	306	300
Deferred income tax provision (benefit)	39	(65)
NET INCOME INCLUDING NONCONTROLLING INTERESTS	418	212
Net income attributable to noncontrolling interest	71	80
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$347	$132

NET INCOME PER COMMON SHARE:
Basic	$0.96	$0.44
Diluted	$0.96	$0.44
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	364	302
Diluted	364	302
The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	For the Quarter Ended March 31,
	2025	2024

	(In millions)
NET INCOME INCLUDING NONCONTROLLING INTERESTS	$418	$212
COMPREHENSIVE INCOME INCLUDING NONCONTROLLING INTERESTS	418	212
Comprehensive income attributable to noncontrolling interest	71	80
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCK	$347	$132

The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024

	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interests	$418	$212
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized derivative instrument losses, net	28	8
Gain (loss) on divestitures, net	2	(7)
Exploratory dry hole expense and unproved leasehold impairments	11	133
Depreciation, depletion, and amortization	643	430
Asset retirement obligation accretion	39	40
Provision for (benefit from) deferred income taxes	39	(65)
Gain on extinguishment of debt	(142)	—
Loss on previously sold Gulf of America properties	—	66
Other, net	13	10
Changes in operating assets and liabilities:
Receivables	128	18
Inventories	14	(17)
Drilling advances and other current assets	241	(26)
Deferred charges and other long-term assets	1	6
Accounts payable	(122)	37
Accrued expenses	(198)	(432)
Deferred credits and noncurrent liabilities	(19)	(45)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,096	368
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to upstream oil and gas property	(777)	(467)
Leasehold and property acquisitions	(13)	(63)
Proceeds from asset divestitures	—	27
Proceeds from sale of Kinetik Shares	—	428
Other, net	4	(13)
NET CASH USED IN INVESTING ACTIVITIES	(786)	(88)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments on) commercial paper and revolving credit facilities, net	433	(2)
Payments on term loan facility	(900)	—
Fixed-rate debt borrowings	846	—
Payments on fixed-rate debt	(905)	—
Distributions to noncontrolling interest	(126)	(70)
Treasury stock activity, net	(100)	(101)
Dividends paid to APA common stockholders	(91)	(76)
Other, net	(25)	(16)
NET CASH USED IN FINANCING ACTIVITIES	(868)	(265)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(558)	15
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	625	87
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$67	$102

SUPPLEMENTARY CASH FLOW DATA:
Interest paid, net of capitalized interest	$118	$104
Income taxes paid, net of refunds	296	366
The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2025	December 31, 2024

	(In millions, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$67	$625
Receivables, net of allowance of $124 and $123	1,822	1,959
Other current assets (Note 5)	555	820
	2,444	3,404
PROPERTY AND EQUIPMENT:
Oil and gas properties	45,473	44,698
Gathering, processing, and transmission facilities	447	433
Other	555	562
Less: Accumulated depreciation, depletion, and amortization	(33,695)	(33,047)
	12,780	12,646
OTHER ASSETS:
Decommissioning security for sold Gulf of America properties (Note 10)	21	21
Deferred tax asset (Note 9)	2,674	2,703
Deferred charges and other	612	616
	$18,531	$19,390

LIABILITIES, NONCONTROLLING INTERESTS, AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,106	$1,224
Current debt	131	53
Other current liabilities (Note 6)	1,524	1,678
	2,761	2,955
LONG-TERM DEBT (Note 8)	5,237	5,991
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Deferred tax liability (Note 9)	23	14
Asset retirement obligation (Note 7)	2,610	2,591
Decommissioning contingency for sold Gulf of America properties (Note 10)	928	929
Other	509	548
	4,070	4,082
EQUITY:
Common stock, $0.625 par, 860,000,000 shares authorized, 491,999,494 and 491,579,646 shares issued, respectively	307	307
Paid-in capital	13,063	13,153
Accumulated deficit	(1,808)	(2,155)
Treasury stock, at cost, 130,557,069 and 126,182,497 shares, respectively	(6,138)	(6,037)
Accumulated other comprehensive income	12	12
APA SHAREHOLDERS’ EQUITY	5,436	5,280
Noncontrolling interest	1,027	1,082
TOTAL EQUITY	6,463	6,362
	$18,531	$19,390

The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(Unaudited)

	Common Stock	Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	APA SHAREHOLDERS’ EQUITY	Noncontrolling Interest	TOTAL EQUITY

	(In millions)
For the Quarter Ended March 31, 2024
Balance at December 31, 2023	$263	$11,126	$(2,959)	$(5,790)	$15	$2,655	$1,036	$3,691
Net income attributable to common stock	—	—	132	—	—	132	—	132
Net income attributable to noncontrolling interest	—	—	—	—	—	—	80	80
Distributions to noncontrolling interest	—	—	—	—	—	—	(70)	(70)
Common dividends declared ($0.25 per share)	—	(75)	—	—	—	(75)	—	(75)
Treasury stock activity, net	—	—	—	(101)	—	(101)	—	(101)
Other	—	(4)	—	—	—	(4)	—	(4)
Balance at March 31, 2024	$263	$11,047	$(2,827)	$(5,891)	$15	$2,607	$1,046	$3,653

For the Quarter Ended March 31, 2025
Balance at December 31, 2024	$307	$13,153	$(2,155)	$(6,037)	$12	$5,280	$1,082	$6,362
Net income attributable to common stock	—	—	347	—	—	347	—	347
Net income attributable to noncontrolling interest	—	—	—	—	—	—	71	71
Distributions to noncontrolling interest	—	—	—	—	—	—	(126)	(126)
Common dividends declared ($0.25 per share)	—	(91)	—	—	—	(91)	—	(91)
Treasury stock activity, net	—	—	—	(101)	—	(101)	—	(101)
Other	—	1	—	—	—	1	—	1
Balance at March 31, 2025	$307	$13,063	$(1,808)	$(6,138)	$12	$5,436	$1,027	$6,463

The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
These consolidated financial statements have been prepared by APA Corporation (APA or the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods, on a basis consistent with the annual audited financial statements, with the exception of any recently adopted accounting pronouncements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. This Quarterly Report on Form 10-Q should be read along with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which contains a summary of the Company’s significant accounting policies and other disclosures.
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of March 31, 2025, the Company's significant accounting policies are consistent with those discussed in Note 1—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The Company’s financial statements for prior periods may include reclassifications that were made to conform to the current-year presentation.
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
Sinopec International Petroleum Exploration and Production Corporation (Sinopec) owns a one-third minority participation in the Company’s consolidated Egypt oil and gas business as a noncontrolling interest, which is reflected as a separate noncontrolling interest component of equity in the Company’s consolidated balance sheet. The Company has determined that a limited partnership and APA subsidiary, which has control over APA’s Egyptian operations, qualifies as a variable interest entity (VIE). Apache consolidates the activities of APA’s Egyptian operations because it has concluded that a wholly owned subsidiary has a controlling financial interest in APA’s Egyptian operations and was determined to be the primary beneficiary of the VIE.
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
Significant estimates with regard to these financial statements include the estimates of fair value for long-lived assets (refer to “Fair Value Measurements” and “Property and Equipment” sections in this Note 1 below), the fair value determination of acquired assets and liabilities (refer to Note 2—Acquisitions and Divestitures), the assessment of asset retirement obligations (refer to Note 7—Asset Retirement Obligation), the estimate of income taxes (refer to Note 9—Income Taxes), the estimation of the contingent liability representing Apache’s potential decommissioning obligations on sold properties in the Gulf of America (refer to Note 10—Commitments and Contingencies), and the estimate of proved oil and gas reserves and related present value estimates of future net cash flows therefrom.

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
Refer to Note 4—Derivative Instruments and Hedging Activities and Note 8—Debt and Financing Costs for further detail regarding the Company’s fair value measurements recorded on a recurring basis.
The Company also uses fair value measurements on a nonrecurring basis when certain qualitative assessments of its assets indicate a potential impairment or when allocating the purchase price for acquired assets and liabilities in a business combination.
During each of the quarters ended March 31, 2025 and March 31, 2024, the Company recorded no asset impairments in connection with fair value assessments.
Revenue Recognition
Receivables from contracts with customers, including receivables for purchased oil and gas sales and net of allowance for credit losses, were $1.6 billion and $1.7 billion as of March 31, 2025 and December 31, 2024, respectively. Payments under all contracts with customers are typically due and received within a short-term period of one year or less, after physical delivery of the product or service has been rendered. Over the past two years, the Company’s receivable balance from the Egyptian General Petroleum Corporation (EGPC) has been delayed for periods longer than historically experienced. The Company has seen improved receipts in recent quarters for oil and gas sales to EGPC. The Company continues to be actively engaged in discussions with the Government of Egypt and EGPC to reduce the outstanding balance and management believes the Company will be able to collect the total balance of its receivables from this customer.
Oil and gas production revenues include income taxes that will be paid to the Arab Republic of Egypt by EGPC on behalf of the Company. Revenue and associated expenses related to such tax volumes are recorded as “Oil, natural gas, and natural gas liquids production revenues” and “Current income tax provision,” respectively, in the Company’s statement of consolidated operations.
Refer to Note 12—Business Segment Information for a disaggregation of oil, gas, and natural gas production revenue by product and reporting segment.
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
Inventories
Inventories consist principally of tubular goods and equipment and are stated at the lower of weighted-average cost or net realizable value. Oil produced but not sold, primarily in the North Sea, is also recorded to inventory and is stated at the lower of the cost to produce or net realizable value. No inventory impairments were recognized in the quarters ended March 31, 2025 and March 31, 2024.

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
When circumstances indicate that the carrying value of proved oil and gas properties may not be recoverable, the Company compares unamortized capitalized costs to the expected undiscounted pre-tax future cash flows for the associated assets grouped at the lowest level for which identifiable cash flows are independent of cash flows of other assets. If the expected undiscounted pre-tax future cash flows, based on the Company’s estimate of future crude oil and natural gas prices, operating costs, anticipated production from proved reserves and other relevant data, are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value. No proved oil and gas property impairments were recognized during the quarters ended March 31, 2025 and March 31, 2024.
Unproved leasehold impairments are typically recorded as a component of “Exploration” expense in the Company’s statement of consolidated operations. Gains and losses on divestitures of the Company’s oil and gas properties are recognized under “Gain (loss) on divestitures, net” in the statement of consolidated operations upon closing of the transaction. Refer to Note 2—Acquisitions and Divestitures for more detail.
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
Transaction, Reorganization, and Separation (TRS)
The Company recorded $37 million and $27 million of TRS costs during the quarters ended March 31, 2025 and March 31, 2024, respectively. TRS costs incurred in the first quarter of 2025 comprised primarily employee separations and other cost-saving initiatives. TRS costs incurred the first quarter of 2024 were primarily a result of transaction costs related to the Callon acquisition coupled with separation costs in the North Sea.
New Pronouncements Issued But Not Yet Adopted
There were no changes in recently issued or adopted accounting standards from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 that would have an expected material effect on the Company.

2.    ACQUISITIONS AND DIVESTITURES
2025 Activity
Leasehold and Property Acquisitions
During the first quarter of 2025, the Company completed leasehold acquisitions, primarily in the Permian Basin, for aggregate cash consideration of approximately $13 million.
U.S. Divestiture
In May 2025, the Company entered into an agreement to sell certain non-core assets and leasehold in the Permian Basin, reflecting a full exit from New Mexico, for cash consideration of $608 million, subject to customary post-closing adjustments. The transaction is expected to close late in the second quarter of 2025. The Company intends to use the proceeds from this transaction primarily for debt reduction.
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
Upon completing the acquisition, APA refinanced substantially all of Callon’s debt by borrowing under APA’s US dollar denominated syndicated credit facilities. Refer to Note 8—Debt and Financing Costs for further detail.
Recording of Assets Acquired and Liabilities Assumed
The transaction was accounted for using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The Company has finalized the valuation of the assets acquired and liabilities assumed.

(In millions)
Current assets	$287
Property and equipment	4,502
Deferred tax asset	565
Other assets	12
Total assets acquired	$5,366
Current liabilities	$632
Long-term debt	2,113
Asset retirement obligation	136
Other long-term obligations	48
Total liabilities assumed	$2,929
Net assets acquired	$2,437
U.S. Divestitures
During the first quarter 2024, the Company completed the sale of non-core assets and leasehold in multiple transactions for aggregate cash proceeds of $27 million, recognizing a gain of approximately $7 million upon closing of these transactions.
During the second quarter of 2024, the Company completed the sale of non-core acreage in the East Texas Austin Chalk and Eagle Ford plays that had a carrying value of $347 million and received aggregate cash proceeds of $255 million and the assumption of asset retirement obligations of $42 million. The Company recognized a $50 million loss during the second quarter of 2024 in association with this sale.

During the second quarter of 2024, the Company also completed the sale of non-core mineral and royalty interests in the Permian Basin that had a carrying value of $71 million for approximately $394 million subject to post-closing adjustments. The Company recognized a gain of $321 million during the second quarter of 2024 in association with this sale.
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
Sale of Kinetik Shares
On March 18, 2024, the Company sold its remaining shares of Kinetik Holdings Inc. (Kinetik) Class A Common Stock (Kinetik Shares) for cash proceeds of $428 million.
Leasehold and Property Acquisitions
During the first quarter of 2024, the Company completed leasehold and property acquisitions, primarily in the Permian Basin, for total cash consideration of approximately $63 million.
3.    CAPITALIZED EXPLORATORY WELL COSTS
The Company’s capitalized exploratory well costs were $283 million and $237 million as of March 31, 2025 and December 31, 2024, respectively. The increase is attributable to additional drilling activity in Egypt and Alaska. No suspended exploratory well costs previously capitalized for greater than one year at December 31, 2024 were charged to dry hole expense during the first quarter of 2025. During the first quarter of 2024, approximately $51 million of suspended well costs previously capitalized for greater than one year at December 31, 2023 were charged to dry hole expense.
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

Counterparty Risk
The use of derivative instruments exposes the Company to credit loss in the event of nonperformance by the counterparty. To reduce the concentration of exposure to any individual counterparty, the Company utilizes a diversified group of investment-grade rated counterparties, primarily financial institutions, for its derivative transactions. As of March 31, 2025, the Company had derivative positions with nine counterparties. The Company monitors counterparty creditworthiness on an ongoing basis; however, it cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, the Company may be limited in its ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, the Company may not realize the benefit of some of its derivative instruments resulting from lower commodity prices.
Derivative Instruments
Commodity Derivative Instruments
As of March 31, 2025, the Company had the following open natural gas financial basis swap contracts:

		Basis Swap Purchased		Basis Swap Sold
Production Period	Settlement Index	MMBtu (in 000’s)	Weighted Average Price Differential	MMBtu (in 000’s)	Weighted Average Price Differential
April—December 2025	NYMEX Henry Hub/IF Waha	126,500	$(3.16)	—	—
April—December 2025	NYMEX Henry Hub/IF HSC	—	—	49,500	$(0.51)
May—December 2025	NYMEX Henry Hub/IF Waha	6,125	$(3.18)	—	—
May—December 2025	NYMEX Henry Hub/IF HSC	—	—	6,125	$(0.50)

Subsequent to March 31, 2025, the Company entered into basis swap contracts purchasing NYMEX Henry Hub/Waha totaling 6,125,000 MMBtu with a weighted average price differential of $(3.03) and selling NYMEX Henry Hub/HSC totaling 6,125,000 MMBtu with a weighted average price differential of $(0.47) for May to December 2025.
Embedded Derivatives
As a result of the Callon acquisition, the Company assumed an earn-out obligation from Callon, where the Company could be required to pay up to $25 million in the aggregate if the average daily settlement price of WTI crude oil exceeds $60.00 per barrel for the 2025 calendar year. The Company determined that the earn-out obligation was not clearly and closely related to the underlying agreement and therefore bifurcated this embedded feature and recorded the derivative at fair value. For further discussion of this derivative, refer to “Fair Value Measurements” below.
Fair Value Measurements
The following table presents the Company’s derivative assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Price in Active Markets (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Netting(1)	Carrying Amount

	(In millions)
March 31, 2025
Liabilities:
Commodity derivative instruments	$—	$28	$—	$28	$—	$28
Contingent consideration arrangements	—	18	—	18	—	18
December 31, 2024
Liabilities:
Contingent consideration arrangements	$—	$18	$—	$18	$—	$18
(1)    The derivative fair values are based on analysis of each contract on a gross basis, excluding the impact of netting agreements with counterparties.

The embedded option within the earn-out obligation discussed above is considered a financial instrument under ASC 815. The Company uses a market approach to estimate the fair value of this derivative on a recurring basis, utilizing an option pricing model method provided by a reputable third party. The valuation includes significant inputs such as forward oil price curves, time to expiration, and implied volatility. As these inputs are substantially observable for the full term of the contingent consideration arrangement, the inputs are considered a Level 2 fair value measurement. As of March 31, 2025 and December 31, 2024, the estimated fair value of the earn-out obligation was $18 million.
The fair values of the Company’s commodity derivative instruments are not actively quoted in the open market. The Company primarily uses a market approach to estimate the fair values of these derivatives on a recurring basis, utilizing futures pricing for the underlying positions provided by a reputable third party, a Level 2 fair value measurement.
Derivative Activity Recorded in the Consolidated Balance Sheet
All derivative instruments are reflected as either assets or liabilities at fair value in the consolidated balance sheet. These fair values are recorded by netting asset and liability positions where counterparty master netting arrangements contain provisions for net settlement. The carrying value of the Company’s derivative assets and/or liabilities and their locations on the consolidated balance sheet are as follows:

	March 31, 2025	December 31, 2024

	(In millions)
Current Liabilities: Other current liabilities	$46	$—
Deferred Credit and Other Noncurrent Liabilities: Other	—	18
Total derivative liabilities	$46	$18
Derivative Activity Recorded in the Statement of Consolidated Operations
The following table summarizes the effect of derivative instruments on the Company’s statement of consolidated operations:

	For the Quarter Ended March 31,
	2025	2024

	(In millions)
Realized:
Commodity derivative instruments	$—	$4
Realized gains, net	—	4
Unrealized:
Commodity derivative instruments	(28)	(8)
Unrealized losses, net	(28)	(8)
Derivative instrument losses, net	$(28)	$(4)
Derivative instrument losses are recorded in “Derivative instrument losses, net” under “Revenues and Other” in the Company’s statement of consolidated operations. Unrealized losses for derivative activity recorded in the statement of consolidated operations are reflected in the statement of consolidated cash flows separately as “Unrealized derivative instrument losses, net” under “Adjustments to reconcile net income to net cash provided by operating activities.”
5.    OTHER CURRENT ASSETS
The following table provides detail of the Company’s other current assets:

	March 31, 2025	December 31, 2024

	(In millions)
Inventories	$397	$425
Drilling advances	88	184
Current decommissioning security for sold Gulf of America assets	19	157
Prepaid assets and other	51	54
Total Other current assets	$555	$820

6.    OTHER CURRENT LIABILITIES
The following table provides detail of the Company’s other current liabilities:

	March 31, 2025	December 31, 2024

	(In millions)
Accrued operating expenses	$169	$204
Accrued exploration and development	447	460
Accrued compensation and benefits	88	223
Accrued interest	62	93
Accrued income taxes	223	221
Current asset retirement obligation	103	103
Current operating lease liability	123	118
Current decommissioning contingency for sold Gulf of America properties	88	88
Other	221	168
Total Other current liabilities	$1,524	$1,678
7.    ASSET RETIREMENT OBLIGATION
The following table describes changes to the Company’s asset retirement obligation (ARO) liability:

March 31, 2025
(In millions)
Asset retirement obligation, December 31, 2024	$2,694
Liabilities incurred	5
Liabilities settled	(27)
Accretion expense	39
Revisions in estimated liabilities	2
Asset retirement obligation, March 31, 2025	2,713
Less current portion	(103)
Asset retirement obligation, long-term	$2,610
8.    DEBT AND FINANCING COSTS
The following table presents the carrying values of the Company’s debt:

	March 31, 2025	December 31, 2024

	(In millions)
APA notes and debentures before unamortized discount and debt issuance costs(1)	$3,590	$—
Apache notes and debentures before unamortized discount and debt issuance costs(2)	1,038	4,835
APA commercial paper, term loan, and revolving credit facilities(3)	766	1,233
Apache finance lease obligations	29	30
Unamortized discount	(24)	(25)
Debt issuance costs	(31)	(29)
Total debt	5,368	6,044
Current maturities	(131)	(53)
Long-term debt	$5,237	$5,991
(1) The fair values of the APA notes and debentures were $3.3 billion as of March 31, 2025. There was no APA indenture debt outstanding on December 31, 2024.
(2) The fair values of the Apache notes and debentures were $977 million and $4.4 billion as of March 31, 2025 and December 31, 2024, respectively. The Company uses a market approach to determine the fair values of its notes and debentures using estimates provided by an independent investment financial data services firm (a Level 2 fair value measurement).
(3) The carrying value of borrowings on the commercial paper, term loan, and revolving credit facilities approximates fair value because interest rates are variable and reflective of market rates.
At each of March 31, 2025 and December 31, 2024, current debt included $2 million of finance lease obligations.

Financing Costs, Net
The following table presents the components of the Company’s financing costs, net:

	For the Quarter Ended March 31,
	2025	2024

	(In millions)
Interest expense	$91	$85
Amortization of debt issuance costs	2	1
Capitalized interest	(4)	(7)
Gain on extinguishment of debt	(142)	—
Interest income	(4)	(3)
Financing costs, net	$(57)	$76
Indenture Debt Activity
During the quarter ended March 31, 2025, Apache purchased in the open market and canceled senior notes issued under its indentures in an aggregate principal amount of $55 million for an aggregate purchase price of $50 million in cash, including accrued interest and broker fees, reflecting a discount to par of an aggregate $7 million. The Company recognized a $7 million gain on these repurchases. The repurchases were partially financed by APA’s borrowing under the Company’s commercial paper program. Refer to discussion of APA exchange and tender offers for Apache indenture debt below for further details regarding the gain on extinguishment of debt.
APA Exchange and Tender Offers for Apache Indenture Debt
On January 10, 2025, the Company settled its private exchange and cash tender offers for certain notes and debentures issued by Apache under its indentures. The Company also then settled its private offering of new notes to fund in part its purchase of Apache notes in APA’s cash tender offers. In settling these offerings pursuant to their respective terms:
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
•APA paid a total of $869 million in cash in the tender offers (comprised of tender offer consideration, exchange consideration for tendered notes exchanged, early participation premium, and accrued interest) for the aggregate $1 billion in principal amount of Apache notes tendered and accepted in the cash tender offers. The Company recognized a gain of $135 million on these purchases, including broker fees and loan costs.
•Net proceeds from the sale of the notes in APA’s new notes offering, after deducting the initial purchasers’ discounts and estimated offering expenses, were approximately $839 million and were used to fund in part APA’s purchase of Apache notes in APA’s cash tender offers.
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
•APA entered into two registration rights agreements, one covering notes and debentures issued in APA’s exchange and tender offers and one covering notes issued in APA’s new notes offering (each a Registration Rights Agreement). These offerings were not registered under the Securities Act of 1933, as amended (Securities Act), in reliance upon an exemption therefrom, and the APA notes and debentures issued pursuant to such offers are subject to certain transfer restrictions. Each Registration Rights Agreement requires APA (and if applicable, Apache) to use commercially reasonable efforts to (i) cause to be filed a registration statement with respect to a registered offer to exchange each series of APA notes issued in settlement of the exchange and tender offers or new notes offering, as applicable, for registered notes issued by APA and guaranteed, if applicable, by Apache containing terms substantially identical in all material respects to the applicable series of APA notes issued in settlement of the exchange and tender offers or new notes offering (except that the registered notes will not contain terms with respect to transfer restrictions or any increase in annual interest rate) and (ii) cause such registration statement to become effective under the Securities Act. If, among other events, such exchange offers are not completed on or prior to the 360th day following January 10, 2025, then additional interest will accrue at specified rates on the principal amount of such registrable securities.
Unsecured 2025 Committed Credit Facilities
On January 15, 2025, the Company entered into two unsecured syndicated credit agreements for general corporate purposes:
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
The 2025 Agreements replaced on substantially the same terms two syndicated credit agreements that the Company entered in April 2022:
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
On January 15, 2025, the Company terminated commitments under both the 2022 USD Agreement and 2022 GBP Agreement in connection with entry into the 2025 Agreements.
As of March 31, 2025, there were no borrowings under the 2025 USD Agreement and an aggregate £183 million in letters of credit outstanding under the 2025 GBP Agreement. As of March 31, 2025, there were no letters of credit outstanding under the 2025 USD Agreement. As of December 31, 2024, there were $10 million of borrowings under the 2022 USD Agreement and an aggregate £303 million in letters of credit outstanding under the 2022 GBP Agreement. As of December 31, 2024, there were no letters of credit outstanding under the 2022 USD Agreement.
Uncommitted Lines of Credit
Each of the Company and Apache, from time to time, has and uses uncommitted credit and letter of credit facilities for working capital and credit support purposes. As of March 31, 2025 and December 31, 2024, there were no outstanding borrowings under these facilities. As of March 31, 2025, there were £705 million and $11 million in letters of credit outstanding under these facilities. As of December 31, 2024, there were £640 million and $11 million in letters of credit outstanding under these facilities.

Commercial Paper Program
In December 2023, the Company established a commercial paper program under which it from time to time may issue in private placements exempt from registration under the Securities Act short-term unsecured promissory notes (CP Notes) up to a maximum aggregate face amount of $1.8 billion outstanding at any time. The maturities of CP Notes may vary but may not exceed 397 days from the date of issuance. Outstanding CP Notes are supported by available borrowing capacity under the Company’s committed revolving credit facilities for general corporate purposes, which as of March 31, 2025, included the $2.0 billion 2025 USD Agreement.
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
As of March 31, 2025 and December 31, 2024, the Company had $765 million and $323 million, respectively, in aggregate face amount of CP Notes outstanding, which is classified as long-term debt.
Unsecured Committed Term Loan Facility
On January 30, 2024, APA entered into a syndicated credit agreement under which the lenders committed an aggregate $2.0 billion for senior unsecured delayed-draw term loans to APA (Term Loan Credit Agreement), the proceeds of which could be used to refinance certain indebtedness of Callon upon closings of APA’s acquisition of Callon and the Term Loan Credit Agreement. Of such aggregate commitments, $1.5 billion was for term loans that would mature three years after the date of such closings (3-Year Tranche Loans) and $500 million was for term loans that would mature 364 days after the date of such closings (364-Day Tranche Loans).
On April 1, 2024, APA acquired Callon and closed the transactions under the Term Loan Credit Agreement, electing to borrow an aggregate $1.5 billion in 3-Year Tranche Loans maturing April 1, 2027 and to allow the lender commitments for the 364-Day Tranche Loans to expire.
As of December 31, 2024, there were $900 million in 3-Year Tranche Loans remaining outstanding under the Term Loan Credit Agreement. APA could at any time prepay loans under the Term Loan Credit Agreement, which it elected to do on March 10, 2025, when APA fully repaid amounts outstanding under the Term Loan Credit Agreement. The repayment was partially financed with borrowings under APA’s 2025 USD Agreement and commercial paper program.
9.    INCOME TAXES
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
The Company’s effective income tax rate for the three months ended March 31, 2025 differed from the U.S. federal statutory income tax rate of 21 percent due to taxes on foreign operations, and a deferred tax expense related to the remeasurement of taxes in the U.K. as a result of the enactment of Finance Act 2025 on March 20, 2025. The Company’s effective income tax rate for the three months ended March 31, 2024 differed from the U.S. federal statutory income tax rate of 21 percent due to taxes on foreign operations.
On March 20, 2025, Finance Act 2025 was enacted, receiving Royal Assent, and included amendments to the Energy (Oil and Gas) Profits Levy Act of 2022, increasing the levy from a 35 percent rate to a 38 percent rate, among other changes, effective for the period of November 1, 2024 through March 31, 2030. Under U.S. GAAP, the financial statement impact of new legislation is recorded in the period of enactment. Therefore, in the first quarter of 2025, the Company recorded a deferred tax expense of $76 million related to the remeasurement of the December 31, 2024 U.K. deferred tax liability.
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
10.    COMMITMENTS AND CONTINGENCIES
Legal Matters
The Company is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls, which also may include controls related to the potential impacts of climate change. As of March 31, 2025, the Company has an accrued liability of approximately $23 million for all legal contingencies that are deemed to be probable of occurring and can be reasonably estimated. The Company’s estimates are based on information known about the matters and its experience in contesting, litigating, and settling similar matters. Although actual amounts could differ from management’s estimate, none of the actions are believed by management to involve future amounts that would be material to the Company’s financial position, results of operations, or liquidity after consideration of recorded accruals. With respect to material matters for which the Company believes an unfavorable outcome is reasonably possible, the Company has disclosed the nature of the matter and a range of potential exposure, unless an estimate cannot be made at this time. It is management’s opinion that the loss for any other litigation matters and claims that are reasonably possible to occur will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
For additional information on Legal Matters described below, refer to Note 11—Commitments and Contingencies to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Louisiana Restoration
As more fully described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, Louisiana surface owners often file lawsuits or assert claims against oil and gas companies, including the Company, claiming that operators and working interest owners in the chain of title are liable for environmental damages on the leased premises, including damages measured by the cost of restoration of the leased premises to its original condition, regardless of the value of the underlying property. From time to time, restoration lawsuits and claims are resolved by the Company for amounts that are not material to the Company, while new lawsuits and claims are asserted against the Company. With respect to each of the pending lawsuits and claims, the amount claimed is not currently determinable or is not material. Further, the overall exposure related to these lawsuits and claims is not currently determinable. While adverse judgments against the Company are possible, the Company intends to actively defend these lawsuits and claims.
Currently, the State of Louisiana, a number of coastal parishes in Louisiana, and the City of New Orleans, as plaintiffs, are all pursuing various lawsuits against many oil and gas producers with current or historic operations in Louisiana. In these cases, the plaintiffs allege that defendants’ oil and gas exploration, production, and transportation operations in specified fields were conducted in violation of the State and Local Coastal Resources Management Act of 1978, as amended, and applicable regulations, rules, orders, and ordinances promulgated or adopted thereunder by the Parish or the State of Louisiana. Plaintiffs allege that defendants caused substantial damage to land and water bodies located in the coastal zone of Louisiana. Plaintiffs seek, among other things, unspecified damages for alleged violations of applicable law within the coastal zone, the payment of costs necessary to clear, re-vegetate, detoxify, and otherwise restore the subject coastal zone as near as practicable to its original condition, and actual restoration of the coastal zone to its original condition. Following its settlement with a number of parishes and the state, the Company is now a defendant in only one coastal zone lawsuit, which was filed by the City of New Orleans against the Company and a number of oil and gas operators and pipeline companies. The Company is vigorously defending this lawsuit.

Apollo Exploration Lawsuit
In a case captioned Apollo Exploration, LLC, Cogent Exploration, Ltd. Co. & SellmoCo, LLC v. Apache Corporation, Cause No. CV50538 in the 385th Judicial District Court, Midland County, Texas, plaintiffs alleged damages in excess of $200 million (having previously claimed in excess of $1.1 billion) relating to purchase and sale agreements, mineral leases, and area of mutual interest agreements concerning properties located in Hartley, Moore, Potter, and Oldham Counties, Texas. The trial court entered final judgment in favor of the Company, ruling that the plaintiffs take nothing by their claims and awarding the Company its attorneys’ fees and costs incurred in defending the lawsuit. The court of appeals affirmed in part and reversed in part the trial court’s judgment thereby reinstating some of plaintiffs’ claims. The Texas Supreme Court granted the Company’s petition for review and heard oral argument in October 2022. On April 28, 2023, the Texas Supreme Court reversed the court of appeals’ decision and remanded the case back to the court of appeals for further proceedings. After plaintiffs’ request for rehearing, on July 21, 2023, the Texas Supreme Court reaffirmed its reversal of the court of appeals’ decision and remand of the case back to the court of appeals for further proceedings. Upon remand, on March 6, 2025, the court of appeals affirmed the entirety of the trial courts’ orders resulting in final judgment in favor of the Company, plaintiffs taking nothing by their claims, and awarding the Company its attorneys’ fees and costs incurred in defending the lawsuit.
Australian Operations Divestiture Dispute
Pursuant to a Sale and Purchase Agreement dated April 9, 2015 (Quadrant SPA), the Company and its subsidiaries divested Australian operations to Quadrant Energy Pty Ltd (Quadrant). Closing occurred on June 5, 2015. In April 2017, the Company filed suit against Quadrant for breach of the Quadrant SPA. In its suit, the Company seeks approximately AUD $80 million. In December 2017, Quadrant filed a defense of equitable set-off to the Company’s claim and a counterclaim seeking approximately AUD $200 million in the aggregate. In 2018, Quadrant was acquired by Australian oil and gas company Santos, Ltd., who assumed Quadrant’s place in the ongoing litigation. In early 2025, Santos amended the pending counterclaims to abandon a number of claims that had been asserted against the Company but maintaining counterclaims for approximately AUD $57 million. Santos then filed a new lawsuit in the Supreme Court of Western Australia contending that it may be liable to the Australian Taxation Office for assessments, penalties, and interest related to the 2014 and 2015 tax years of approximately AUD $133 million and asserting that, if such amounts must be paid, the Company is liable to Santos for those amounts under the Quadrant SPA. The Company will vigorously prosecute its claim while vigorously defending against Quadrant’s counterclaims.
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
Environmental Matters
The Company is not aware of any environmental claims existing as of March 31, 2025, that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity. There can be no assurance, however, that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered on the Company’s properties.

Potential Decommissioning Obligations on Sold Properties
In 2013, Apache sold its Gulf of America (GOA) Shelf operations and properties and its GOA operating subsidiary, GOM Shelf LLC (GOM Shelf) to Fieldwood Energy LLC (Fieldwood). Fieldwood assumed the obligation to decommission the properties held by GOM Shelf and the properties acquired from Apache and its other subsidiaries (collectively, the Legacy GOA Assets). On February 14, 2018, Fieldwood filed for (and subsequently emerged from) Chapter 11 bankruptcy protection. On August 3, 2020, Fieldwood filed for (and subsequently emerged from) Chapter 11 bankruptcy protection for a second time. Upon emergence from this second bankruptcy, the Legacy GOA Assets were separated into a standalone company, which was subsequently merged into GOM Shelf. Under GOM Shelf’s limited liability company agreement, the proceeds of production of the Legacy GOA Assets are to be used to fund the operation of GOM Shelf and the decommissioning of Legacy GOA Assets. Pursuant to the terms of the original transaction, as amended in the first bankruptcy, the securing of the asset retirement obligations for the Legacy GOA Assets as and when Apache is required to perform or pay for any such decommissioning was accomplished through the posting of letters of credit in favor of Apache (Letters of Credit), the provision of two bonds (Bonds) in favor of Apache, and the establishment of a trust account of which Apache was a beneficiary and which was funded by net profits interests (NPIs) depending on future oil prices. In addition, after such sources have been exhausted, Apache agreed upon resolution of GOM Shelf’s second bankruptcy to GOM Shelf loans of up to $400 million to perform decommissioning, with such loans and related obligations secured by first and prior liens on the Legacy GOA Assets.
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
As of March 31, 2025, the Company recorded an asset of $40 million representing the remaining amount the Company expects to be reimbursed from security related to these decommissioning costs.
The Company has also recorded contingent liabilities in the amounts of $1.0 billion for each of the periods ended March 31, 2025 and December 31, 2024, representing the estimated costs of decommissioning it may be required to perform on the Legacy GOA Assets. There have been no other changes in estimates from December 31, 2024 that would have a material impact on the Company’s financial position, results of operations, or liquidity.
During the first quarter of 2024, the Company recognized a $66 million loss for estimated decommissioning costs on GOA properties previously sold to Fieldwood and other GOA operators.

11.    CAPITAL STOCK
Net Income per Common Share
The following table presents a reconciliation of the components of basic and diluted net income per common share in the consolidated financial statements:

	For the Quarter Ended March 31,
	2025			2024
	Income	Shares	Per Share	Income	Shares	Per Share

	(In millions, except per share amounts)
Basic:
Income attributable to common stock	$347	364	$0.96	$132	302	$0.44
Diluted:
Income attributable to common stock	$347	364	$0.96	$132	302	$0.44
The diluted earnings per share calculation excludes options and restricted stock units that were anti-dilutive of 3.6 million and 2.1 million during the first quarters of 2025 and 2024, respectively.
Stock Repurchase Program
In the first quarter of 2025, the Company repurchased approximately 4.4 million shares at an average price of $22.87 per share, and as of March 31, 2025, the Company had remaining authorization to repurchase up to 30.4 million shares. In the first quarter of 2024, the Company repurchased 3.0 million shares at an average price of $33.27 per share.
The Company repurchased 0.6 million shares at an average price of $16.59 per share in April 2025, and as of April 30, 2025, the Company had remaining authorization to repurchase up to 29.8 million shares.
The Company is not obligated to acquire any additional shares. Shares may be purchased either in the open market or through privately negotiated transactions.
Common Stock Dividend
For the quarters ended March 31, 2025 and March 31, 2024, the Company paid $91 million and $76 million, respectively, in dividends on its common stock.

12.    BUSINESS SEGMENT INFORMATION
As of March 31, 2025, the Company’s consolidated subsidiaries are engaged in exploration, development, and/or production across four operating segments: the U.S., Egypt, North Sea, and Suriname. The Company’s business explores for, develops, and produces crude oil, natural gas, and natural gas liquids. The Company also has exploration interests in Alaska, Uruguay, and other international locations that may, over time, result in reportable discoveries and development opportunities.
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
Financial information for each segment is presented below:

	U.S.	Egypt(1)	North Sea	Intersegment Eliminations & Other(7)	Total(4)

For the Quarter Ended March 31, 2025	(In millions)
Revenues:
Oil revenues	$816	$582	$202	$—	$1,600
Natural gas revenues	104	91	38	—	233
Natural gas liquids revenues	196	—	10	—	206
Oil, natural gas, and natural gas liquids production revenues	1,116	673	250	—	2,039
Purchased oil and gas sales	597	—	—	—	597
	1,713	673	250	—	2,636
Operating Expenses:
Lease operating expenses(6)	200	110	97	—	407
Gathering, processing, and transmission(6)	85	5	14	—	104
Purchased oil and gas costs	474	—	—	—	474
Taxes other than income(6)	74	—	—	—	74
Exploration(5)	2	20	1	7	30
Depreciation, depletion, and amortization(6)	419	153	71	—	643
Asset retirement obligation accretion	10	—	29	—	39
	1,264	288	212	7	1,771
Operating Income (Loss)(2)	$449	$385	$38	$(7)	865

Other Income (Expense):
Derivative instrument losses, net					(28)
Loss on divestitures, net					(2)
Other, net					6
General and administrative					(98)
Transaction, reorganization, and separation					(37)
Financing costs, net					57
Income Before Income Taxes					$763

Total Assets(3)	$13,136	$3,441	$1,252	$702	$18,531

	U.S.	Egypt(1)	North Sea	Intersegment Eliminations & Other(7)	Total(4)

For the Quarter Ended March 31, 2024	(In millions)
Revenues:
Oil revenues	$588	$657	$187	$—	$1,432
Natural gas revenues	57	77	42	—	176
Natural gas liquids revenues	131	—	9	—	140
Oil, natural gas, and natural gas liquids production revenues	776	734	238	—	1,748
Purchased oil and gas sales	203	—	—	—	203
	979	734	238	—	1,951
Operating Expenses:
Lease operating expenses(6)	140	120	78	—	338
Gathering, processing, and transmission(6)	64	6	14	—	84
Purchased oil and gas costs	163	—	—	—	163
Taxes other than income(6)	57	—	—	—	57
Exploration(5)	70	31	—	47	148
Depreciation, depletion, and amortization(6)	214	145	71	—	430
Asset retirement obligation accretion	15	—	25	—	40
	723	302	188	47	1,260
Operating Income (Loss)(2)	$256	$432	$50	$(47)	691

Other Income (Expense):
Derivative instrument losses, net					(4)
Loss on previously sold Gulf of America properties					(66)
Gain on divestitures, net					7
Other, net					15
General and administrative					(93)
Transaction, reorganization, and separation					(27)
Financing costs, net					(76)
Income Before Income Taxes					$447

Total Assets(3)	$8,887	$3,651	$1,897	$517	$14,952
(1)Includes oil and gas production revenue that will be paid as taxes by EGPC on behalf of the Company for the quarters ended March 31, 2025 and March 31, 2024 of:

	For the Quarter Ended March 31,
	2025	2024

	(In millions)
Oil	$151	$174
Natural gas	24	21
(2)Operating income of U.S. includes leasehold impairments of $10 million for the first quarter of 2024.
(3)Intercompany balances are excluded from total assets.
(4)Includes noncontrolling interests in Egypt.
(5)Exploration expense under Intersegment Eliminations & Other primarily reflects the Company’s Suriname exploration activities.
(6)Represents significant segment expense categories that align with the segment-level information that is regularly provided to the CODM. The remaining expenses that comprise the Operating Income (Loss) amount by segment are deemed to be other segment expense categories necessary to arrive at the segment profit or loss.
(7)Includes Suriname operating expenses as the operating segment has not met the quantitative thresholds to be separately reported.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion relates to APA Corporation (APA or the Company) and its consolidated subsidiaries and should be read together with the Company’s Consolidated Financial Statements and accompanying notes included in Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q, as well as related information set forth in the Company’s Consolidated Financial Statements, accompanying Notes to Consolidated Financial Statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Overview
APA is an independent energy company that owns subsidiaries that explore for, develop, and produce crude oil, natural gas, and natural gas liquids (NGLs). The Company’s business has oil and gas operations in three geographic areas: the U.S., Egypt, and offshore the U.K. in the North Sea (North Sea). APA also has active development, exploration and appraisal operations ongoing in Suriname, as well as exploration interests in Uruguay, Alaska, and other international locations that may, over time, result in reportable discoveries and development opportunities. As a holding company, APA Corporation’s primary assets are its ownership interests in its consolidated subsidiaries.
APA believes energy underpins global progress, and the Company wants to be a part of the solution as society works to meet growing global demand for reliable and affordable energy. APA strives to meet those challenges while creating value for all its stakeholders.
Uncertainties in the global supply chain and financial markets impact oil supply and demand and contribute to commodity price volatility. These uncertainties include the impacts of ongoing international conflicts, inflation, current and potential tariffs or other trade barriers, global trade policies, and actions taken by foreign oil and gas producing nations, including OPEC+. Despite these uncertainties, the Company remains committed to its longer-term objectives: (1) to invest for long-term returns in pursuit of moderate, sustainable production growth; (2) to strengthen the balance sheet to underpin the generation of cash flow in excess of its upstream exploration, appraisal, and development capital program that can be directed to debt reduction, share repurchases, and other return of capital to its shareholders; and (3) to responsibly manage its cost structure regardless of the oil price environment.
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
In the first quarter of 2025, the Company announced a significant cost reduction initiative. The Company’s primary objective is to drive sustainable cost savings for the long-term and is targeting over $350 million in annualized savings by the end of 2027. This will include reducing the Company’s overhead costs, addressing the capital cost structure for its drilling, completions, and facility investments, and improving efficiencies of day-to-day field operating practices.
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
•Beginning in the fourth quarter of 2021 and through the end of the first quarter of 2025, the Company has repurchased 89.7 million shares of the Company’s common stock. Subsequent to the quarter ended March 31, 2025 through April 30, 2025, the Company repurchased 0.6 million shares, and as of April 30, 2025, the Company had remaining authorization to repurchase up to 29.8 million shares under the Company’s share repurchase programs.

Financial and Operational Highlights
In the first quarter of 2025, the Company reported net income attributable to common stock of $347 million, or $0.96 per diluted share, compared to net income of $132 million, or $0.44 per diluted share, in the first quarter of 2024. The increase in net income in the first quarter of 2025, compared to the first quarter of 2024, was primarily driven by increased production from drilling activity in the Permian Basin coupled with the Callon merger, as well as gains on extinguishment of debt. These increases to net income were partially offset by higher depreciation, depletion, and amortization and higher income tax expense compared to the same prior-year period.
The Company generated $1.1 billion of cash from operating activities during the first three months of 2025, 198 percent higher than the first three months of 2024. APA’s higher operating cash flows for the first three months of 2025 were primarily driven by higher revenues as a result of increased oil and gas production, higher natural gas realized prices, and timing of working capital items. The Company repurchased 4.4 million shares of its common stock for $100 million and paid $91 million in dividends to APA common stockholders during the first three months of 2025. The Company exited the quarter with approximately $5.2 billion of long-term debt, a reduction of $754 million from year-end 2024.
Key operational highlights include:
United States
•Daily boe production from the Company’s U.S. assets, which increased 39 percent from the first quarter of 2024, accounted for 64 percent of the Company’s worldwide production during the first quarter of 2025. The Company averaged eight drilling rigs in the Permian Basin, including four rigs in the Southern Midland Basin and four rigs in the Delaware Basin in the first quarter of 2025. The Company brought online 31 operated wells during the quarter. The Company’s core Permian Basin development program continues to represent key growth areas for the U.S. assets.
•APA holds approximately 750 MMBtu/d of firm capacity on various pipelines. In the first and second quarters of 2025, the Company entered into basis swap contracts purchasing NYMEX Henry Hub/Waha and selling NYMEX Henry Hub/HSC for May to December 2025 on approximately two-thirds of its firm transport capacity, thereby locking in a significant portion of cash flows associated with its marketing activities for the remainder of the year. Refer to Note 4—Derivative Instruments and Hedging Activities for further discussion of these basis swap agreements.
•During the first quarter of 2025, the Company and its partners announced preliminary results of an exploratory well in Alaska, confirming the successful discovery of a reservoir. A successful flow test of the well was announced in April, with the well averaging 2,700 b/d during the final flow period. The Company will evaluate the data from the well to determine next steps, and further appraisal drilling will determine the ultimate size of the discovery. The Company holds a 50 percent ownership interest in the project.
•In May 2025, the Company entered into an agreement to sell certain non-core assets and leasehold in the Permian Basin, reflecting a full exit from New Mexico, for cash consideration of $608 million, subject to customary post-closing adjustments. The transaction is expected to close late in the second of 2025, and the divested assets represent less than 5 percent of the Company’s Permian Basin oil production. The Company intends to use the proceeds from this transaction primarily for debt reduction.
International
•In Egypt, the Company continued its drilling and workover activity with a focus on oil prospects. The Company averaged 13 drilling rigs and drilled 18 new productive wells during the first quarter of 2025. During the same period, the Company averaged 19 workover rigs as it continues to align its drilling and workover activity with a goal of driving improved capital efficiency. First quarter 2025 gross and net production from the Company’s Egypt assets decreased 5 percent and increased 3 percent, respectively, from the first quarter of 2024.
•In Egypt, following the success of the gas program and the relative softening of oil prices, the Company now expects one-third of its rig activities to be gas-focused and anticipates continued strong performance for the rest of the year, with realized gas prices increasing through the period.

Results of Operations
Oil, Natural Gas, and Natural Gas Liquids Production Revenues
Revenue
The Company’s production revenues and respective contribution to total revenues by country were as follows:

	For the Quarter Ended March 31,
	2025		2024
	$ Value	% Contribution	$ Value	% Contribution

	($ in millions)
Oil Revenues:
United States	$816	51%	$588	41%
Egypt(1)	582	36%	657	46%
North Sea	202	13%	187	13%
Total(1)	$1,600	100%	$1,432	100%

Natural Gas Revenues:
United States	$104	45%	$57	32%
Egypt(1)	91	39%	77	44%
North Sea	38	16%	42	24%
Total(1)	$233	100%	$176	100%

NGL Revenues:
United States	$196	95%	$131	94%
North Sea	10	5%	9	6%
Total(1)	$206	100%	$140	100%

Oil and Gas Revenues:
United States	$1,116	55%	$776	44%
Egypt(1)	673	33%	734	42%
North Sea	250	12%	238	14%
Total(1)	$2,039	100%	$1,748	100%
(1)    Includes revenues attributable to a noncontrolling interest in Egypt.

Production
The Company’s production volumes by country were as follows:

	For the Quarter Ended March 31,
	2025	Increase (Decrease)	2024
Oil Volume (b/d)
United States	125,124	50%	83,520
Egypt(1)(2)	86,173	(1)%	86,768
North Sea	25,206	(15)%	29,795
Total	236,503	18%	200,083

Natural Gas Volume (Mcf/d)
United States	574,736	30%	443,737
Egypt(1)(2)	317,209	9%	290,227
North Sea	31,606	(40)%	52,605
Total	923,551	17%	786,569

NGL Volume (b/d)
United States	77,405	37%	56,574
North Sea	1,144	(19)%	1,405
Total	78,549	35%	57,979

BOE per day(3)
United States	298,319	39%	214,050
Egypt(1)(2)	139,041	3%	135,140
North Sea(4)	31,618	(21)%	39,967
Total	468,978	21%	389,157
(1)    Gross oil, natural gas, and NGL production in Egypt were as follows:

	For the Quarter Ended March 31,
	2025	2024
Oil (b/d)	128,025	137,972
Natural Gas (Mcf/d)	456,955	457,248
(2)    Includes net production volumes per day attributable to a noncontrolling interest in Egypt of:

	For the Quarter Ended March 31,
	2025	2024
Oil (b/d)	28,746	28,943
Natural Gas (Mcf/d)	105,820	96,814
(3)    The table shows production on a boe basis in which natural gas is converted to an equivalent barrel of oil based on a 6:1 energy equivalent ratio. This ratio is not reflective of the price ratio between the two products.
(4)    Average sales volumes from the North Sea for the first quarters of 2025 and 2024 were 36,704 boe/d and 35,078 boe/d, respectively. Sales volumes may vary from production volumes as a result of the timing of liftings.

Pricing
The Company’s average selling prices by country were as follows:

	For the Quarter Ended March 31,
	2025	Increase (Decrease)	2024
Average Oil Price – Per barrel
United States	$72.45	(6)%	$77.37
Egypt	75.06	(10)%	83.18
North Sea	75.30	(9)%	82.81
Total	73.73	(9)%	80.65

Average Natural Gas Price – Per Mcf
United States	$2.00	41%	$1.42
Egypt	3.19	9%	2.93
North Sea	14.96	62%	9.23
Total	2.81	14%	2.47

Average NGL Price – Per barrel
United States	$28.12	11%	$25.38
North Sea	51.39	4%	49.37
Total	28.75	10%	26.20
First-Quarter 2025 compared to First-Quarter 2024
Crude Oil Crude oil revenues for the first quarter of 2025 totaled $1.6 billion, a $168 million increase from the comparative 2024 quarter. An 18 percent higher average daily production increased first-quarter 2025 oil revenues by $291 million compared to the first quarter of 2024, while a 9 percent decrease in average realized prices decreased revenues by $123 million. Crude oil revenues accounted for 79 percent of total oil and gas production revenues and 50 percent of worldwide production in the first quarter of 2025. Crude oil prices realized in the first quarter of 2025 averaged $73.73 per barrel, compared with $80.65 per barrel in the comparative prior-year quarter.
The Company’s worldwide oil production increased 36.4 Mb/d to 236.5 Mb/d during the first quarter of 2025 from the comparative prior-year period, primarily a result of increased drilling activity in the Permian Basin coupled with the Callon acquisition. These increases were partially offset by natural production decline in the U.S. and North Sea and the sale of non-core assets in the U.S. at the end of 2024.
Natural Gas Natural gas revenues for the first quarter of 2025 totaled $233 million, a $57 million increase from the comparative 2024 quarter. A 17 percent higher average daily production increased first-quarter 2025 natural gas revenues by $33 million compared to the first quarter of 2024, while a 14 percent increase in average realized prices increased revenues by $24 million. Natural gas revenues accounted for 11 percent of total oil and gas production revenues and 33 percent of worldwide production during the first quarter of 2025.
The Company’s worldwide natural gas production increased 137.0 MMcf/d to 923.6 MMcf/d during the first quarter of 2025 from the comparative prior-year period, primarily a result of increased drilling activity in Egypt and the Permian Basin coupled with the Callon acquisition in the U.S. Natural gas production was also higher as a result of reduced volume curtailments at Alpine High compared with the 2024 period in response to extreme Waha basis differentials. These increases were partially offset by natural production decline in the U.S. and North Sea and the sale of non-core assets and operational downtime in the U.S.
NGL NGL revenues for the first quarter of 2025 totaled $206 million, a $66 million increase from the comparative 2024 quarter. A 35 percent higher average daily production increased first-quarter 2025 NGL revenues by $53 million compared to the first quarter of 2024, while a 10 percent increase in average realized prices increased revenues by $13 million. NGL revenues accounted for 10 percent of total oil and gas production revenues and 17 percent of worldwide production during the first quarter of 2025.

The Company’s worldwide NGL production increased 20.6 Mb/d to 78.5 Mb/d during the first quarter of 2025 from the comparative prior-year period, primarily a result of increased drilling activity in the Permian Basin coupled with the Callon acquisition. NGL production was also higher as a result of reduced volume curtailments at Alpine High compared with the 2024 period in response to extreme Waha basis differentials. These increases were partially offset by natural production decline, the sale of non-core assets, and operational downtime in the U.S.
Purchased Oil and Gas Sales
Purchased oil and gas sales represent volumes primarily attributable to domestic oil and gas purchases that were sold by the Company to fulfill oil and natural gas takeaway obligations and delivery commitments. Sales related to purchased volumes totaled $597 million and $203 million during the first quarters of 2025 and 2024, respectively. Purchased oil and gas sales were partially offset by associated purchase costs of $474 million and $163 million during the first quarters of 2025 and 2024, respectively. The increase in purchased oil and gas sales was primarily driven by higher oil volume sales and higher gas prices, as well as activity associated with the Callon acquisition.
Operating Expenses
The Company’s operating expenses were as follows and include costs attributable to a noncontrolling interest in Egypt:

	For the Quarter Ended March 31,
	2025	2024

	(In millions)
Lease operating expenses	$407	$338
Gathering, processing, and transmission	104	84
Purchased oil and gas costs	474	163
Taxes other than income	74	57
Exploration	30	148
General and administrative	98	93
Transaction, reorganization, and separation	37	27
Depreciation, depletion, and amortization:
Oil and gas property and equipment	636	419
Gathering, processing, and transmission assets	1	2
Other assets	6	9
Asset retirement obligation accretion	39	40
Financing costs, net	(57)	76
Total Operating Expenses	$1,849	$1,456
Lease Operating Expenses (LOE)
LOE increased $69 million from the first quarter of 2024. On a per-unit basis, LOE remained relatively flat in the first quarter of 2025 when compared to the first quarter of 2024. The increase in absolute costs was primarily driven by higher operating and labor costs coupled with higher workover activity, primarily from the Callon acquisition, and increased lifting costs in the North Sea. These increases were partially offset by the sale of non-core assets in the Permian Basin and changes in foreign exchange rates against the US dollar.
Gathering, Processing, and Transmission (GPT)
The Company’s GPT expenses were as follows:

	For the Quarter Ended March 31,
	2025	2024

	(In millions)
Third-party processing and transmission costs	$104	$61
Midstream service costs – Kinetik	—	23
Total Gathering, processing, and transmission	$104	$84
GPT costs increased $20 million from the first quarter of 2024, primarily driven by an increase in oil, natural gas and NGL production volumes in the U.S. and increased lifting costs in the North Sea compared to the same prior-year period.

Purchased Oil and Gas Costs
Purchased oil and gas costs increased $311 million from the first quarter of 2024, primarily driven by increased oil volume purchases and gas volumes purchased at a higher rate coupled with activity associated with the Callon acquisition. With widening margins under third-party gas agreements, purchased oil and gas costs were more than offset by associated sales to fulfill oil and natural gas takeaway obligations and delivery commitments in the first quarter of 2025, as discussed above.
Taxes Other Than Income
Taxes other than income increased $17 million from the first quarter of 2024, primarily from higher severance taxes driven by increased production volumes in the U.S. and higher ad valorem taxes, compared to the same prior-year period.
Exploration Expenses
The Company’s exploration expenses were as follows:

	For the Quarter Ended March 31,
	2025	2024

	(In millions)
Unproved leasehold impairments	$—	$10
Dry hole expense	11	123
Geological and geophysical expense	4	1
Exploration overhead and other	15	14
Total Exploration	$30	$148
Exploration expenses decreased $118 million from the first quarter of 2024, primarily the result of higher dry hole expenses in Alaska and unproved leasehold impairments in the first quarter of 2024 compared to the current-year period.
General and Administrative (G&A) Expenses
G&A expenses increased $5 million from the first quarter of 2024, primarily driven by higher cash-based stock compensation expense resulting from changes in expected payouts for the Company’s performance program, as well as higher labor costs from the Callon acquisition.
Transaction, Reorganization, and Separation (TRS) Costs
TRS costs increased $10 million from the first quarter of 2024, primarily associated with employee separations and other cost-saving initiatives.
Depreciation, Depletion, and Amortization (DD&A)
Total DD&A expenses increased $213 million from the first quarter of 2024, primarily driven by depletion on the Company’s oil and gas properties. The Company’s DD&A rate on its oil and gas properties increased $2.91 per boe from the first quarter of 2024. The increase in DD&A on a per boe basis was driven by year-end 2024 negative gas price-related reserve revisions in the U.S. Permian Basin coupled with higher DD&A rates resulting from the Callon acquisition. Higher absolute dollar amounts of DD&A was directly impacted by these higher rates.

Financing Costs, Net
The Company’s Financing costs were as follows:

	For the Quarter Ended March 31,
	2025	2024

	(In millions)
Interest expense	$91	$85
Amortization of debt issuance costs	2	1
Capitalized interest	(4)	(7)
Gain on extinguishment of debt	(142)	—
Interest income	(4)	(3)
Total Financing costs, net	$(57)	$76
Net financing costs decreased $133 million from the first quarter of 2024, reflecting gains on extinguishment of debt from the Company’s cash tender purchases during the first quarter of 2025, partially offset by higher interest expense from higher weighted-average interest rates, compared to the same prior-year period.
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
The Company’s effective income tax rate for the three months ended March 31, 2025 differed from the U.S. federal statutory income tax rate of 21 percent due to taxes on foreign operations, and a deferred tax expense related to the remeasurement of taxes in the U.K. as a result of the enactment of Finance Act 2025 on March 20, 2025. The Company’s effective income tax rate for the three months ended March 31, 2024 differed from the U.S. federal statutory income tax rate of 21 percent due to taxes on foreign operations.
On March 20, 2025, Finance Act 2025 was enacted, receiving Royal Assent, and included amendments to the Energy (Oil and Gas) Profits Levy Act of 2022, increasing the levy from a 35 percent rate to a 38 percent rate, among other changes, effective for the period of November 1, 2024 through March 31, 2030. Under U.S. GAAP, the financial statement impact of new legislation is recorded in the period of enactment. Therefore, in the first quarter of 2025, the Company recorded a deferred tax expense of $76 million related to the remeasurement of the December 31, 2024 U.K. deferred tax liability.
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
Capital Resources and Liquidity
Operating cash flows are the Company’s primary source of liquidity. The Company’s short-term and long-term operating cash flows are impacted by highly volatile commodity prices, as well as production costs and sales volumes. The Company expects commodity prices to continue to be volatile in the near term as a result of macroeconomic uncertainty, current and potential tariffs or trade barriers, supply chain disruptions, and concerns over a potential economic recession. Significant changes in commodity prices impact the Company’s revenues, earnings, and cash flows. These changes potentially impact the Company’s liquidity if costs do not trend with sustained decreases in commodity prices. Historically, costs have trended with commodity prices, albeit on a lag. Sales volumes also impact cash flows; however, they have a less volatile impact in the short term.

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
At this time, the Company is unable to predict to what extent recent and potential changes in trade restrictions and tariffs will impact its business. If inflationary pressures from these and other economic conditions persist or worsen, the Company may incur additional operating costs. The Company will continue to monitor the impact and consequences of these factors on its operations.
The Company expects its full-year 2025 estimated upstream capital investment to be approximately $2.2 billion to $2.3 billion. Given the scale and pace of efficiency gains in the Permian drilling program, the Company is reducing its current eight-rig program to six rigs by the end of the second quarter of 2025. The Company is planning a 12-rig program in Egypt, with one rig dedicated to gas appraisal and exploration. This activity set equates to a combined development capital budget for the Permian Basin, Egypt, and North Sea of $2.0 billion to $2.1 billion. In addition, the Company will invest approximately $200 million for Suriname development and $75 million for other exploration activities. APA remains committed to its capital return framework for equity holders to participate more directly and materially in cash returns through dividends and share repurchases.
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
For additional information, refer to Part I, Items 1 and 2—Business and Properties, and Item 1A—Risk Factors, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Sources and Uses of Cash
The following table presents the sources and uses of the Company’s cash and cash equivalents for the periods presented:

	For the Three Months Ended March 31,
	2025	2024

	(In millions)
Sources of Cash and Cash Equivalents:
Net cash provided by operating activities	$1,096	$368
Fixed-rate debt borrowings	846	—
Proceeds from commercial paper and revolving credit facilities, net	433	—
Proceeds from asset divestitures	—	27
Proceeds from sale of Kinetik Shares	—	428
Total Sources of Cash and Cash Equivalents	2,375	823
Uses of Cash and Cash Equivalents:
Additions to upstream oil and gas property	$777	$467
Leasehold and property acquisitions	13	63
Payments on commercial paper and revolving credit facilities, net	—	2
Payments on term loan facility	900	—
Payments on fixed-rate debt	905	—
Dividends paid to APA common stockholders	91	76
Distributions to noncontrolling interest	126	70
Treasury stock activity, net	100	101
Other, net	21	29
Total Uses of Cash and Cash Equivalents	2,933	808
Increase (Decrease) in Cash and Cash Equivalents	$(558)	$15
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
Net cash provided by operating activities during the first three months of 2025 totaled $1.1 billion, $728 million higher from the first three months of 2024, primarily due to higher revenues from increased oil and gas production, higher natural gas prices, and timing of working capital items.
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
Fixed-Rate Debt Borrowings During the first three months of 2025, the Company issued new notes for proceeds of $846 million, after deducting discounts and loan costs, to fund in part APA’s purchase of Apache notes in APA’s cash tender offers.
Proceeds from Commercial Paper and Revolving Credit Facilities, Net As of March 31, 2025, outstanding borrowings under the Company’s commercial paper and U.S. dollar denominated syndicated credit facility were $766 million, an increase of $433 million since December 31, 2024. During the first three months of 2024, the Company had no net borrowings under the Company’s U.S. dollar denominated syndicated credit facility.

Uses of Cash and Cash Equivalents
Additions to Oil & Gas Property During the first three months of 2025 and 2024, exploration and development cash expenditures were $777 million and $467 million, respectively. The increase in capital investment compared to the prior-year period is reflective of the properties acquired from the Callon acquisition, which increased the number of drilling rigs being operated in the Permian Basin, partially offset by the Company’s decision to eliminate drilling activity in the North Sea. The Company operated an average of approximately 22 drilling rigs during the first three months of 2025, compared to an average of approximately 23 drilling rigs during the first three months of 2024.
Leasehold and Property Acquisitions During the first three months of 2025 and 2024, the Company completed other leasehold and property acquisitions, primarily in the Permian Basin, for total cash consideration of $13 million and $63 million, respectively.
Payments on Term Loan Facility During the first three months of 2025, the Company made a payment of $900 million on its syndicated term loan credit agreement and fully repaid the term loans. For additional details of this credit agreement, see “Unsecured Committed Term Loan Facility” in the Liquidity section below.
Payments on Fixed-Rate Debt During the first three months of 2025, the Company settled its private exchange and cash tender offers for certain notes and debentures of Apache and made open market repurchases for an aggregate cash payment amount of $905 million, reflecting principal amounts, discount to par, and associated fees.
The Company may, and expects that Apache will continue to, reduce debt outstanding under its indentures from time to time.
Dividends Paid to APA Common Stockholders During the first three months of 2025 and 2024, the Company paid $91 million and $76 million, respectively, for dividends on its common stock.
Distributions to Noncontrolling Interest Sinopec International Petroleum Exploration and Production Corporation (Sinopec) holds a one-third minority participation interest in the Company’s oil and gas operations in Egypt. During the first three months of 2025 and 2024, the Company paid $126 million and $70 million, respectively, in cash distributions to Sinopec.
Treasury Stock Activity, net In the first three months of 2025, the Company repurchased 4.4 million shares at an average price of $22.87 per share and an aggregate purchase price of approximately $100 million, and as of March 31, 2025, the Company had remaining authorization to repurchase 30.4 million shares. In the first three months of 2024, the Company repurchased 3.0 million shares at an average price of $33.27 per share and an aggregate purchase price of approximately $101 million.
Liquidity
The following table presents a summary of the Company’s key financial indicators:

	March 31, 2025	December 31, 2024

	(In millions)
Cash and cash equivalents	$67	$625
Total debt – APA and Apache	5,368	6,044
Total equity	6,463	6,362
Available committed borrowing capacity under syndicated credit facilities	2,936	2,966
Cash and Cash Equivalents As of March 31, 2025, the Company had $67 million in cash and cash equivalents. The majority of the Company’s cash is invested in highly liquid, investment-grade instruments with maturities of three months or less at the time of purchase.
Debt As of March 31, 2025, the Company had $5.4 billion in total debt outstanding, which consisted of notes and debentures of APA and Apache, credit facility and/or commercial paper borrowings, and finance lease obligations. As of March 31, 2025, current debt included $2 million of finance lease obligations and $129 million of APA and Apache notes coming due within the next year.

Indenture Debt Activity During the quarter ended March 31, 2025, Apache purchased in the open market and canceled senior notes issued under its indentures in an aggregate principal amount of $55 million for an aggregate purchase price of $50 million in cash, including accrued interest and broker fees, reflecting a discount to par of an aggregate $7 million. The Company recognized a $7 million gain on these repurchases. The repurchases were partially financed by APA’s borrowing under the Company’s commercial paper program. Refer to discussion of APA exchange and tender offers for Apache indenture debt below for further details regarding the gain on extinguishment of debt.
APA Exchange and Tender Offers for Apache Indenture Debt On January 10, 2025, the Company settled its private exchange and cash tender offers for certain notes and debentures issued by Apache under its indentures. The Company also then settled its private offering of new notes to fund in part its purchase of Apache notes in APA’s cash tender offers. In settling these offerings pursuant to their respective terms:
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
•APA paid a total of $869 million in cash in the tender offers (comprised of tender offer consideration, exchange consideration for tendered notes exchanged, early participation premium, and accrued interest) for the aggregate $1 billion in principal amount of Apache notes tendered and accepted in the cash tender offers. The Company recognized a gain of $135 million on these purchases, including broker fees and loan costs.
•Net proceeds from the sale of the notes in APA’s new notes offering, after deducting the initial purchasers’ discounts and estimated offering expenses, were approximately $839 million and were used to fund in part APA’s purchase of Apache notes in APA’s cash tender offers.
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
•APA entered into two registration rights agreements, one covering notes and debentures issued in APA’s exchange and tender offers and one covering notes issued in APA’s new notes offering (each a Registration Rights Agreement). These offerings were not registered under the Securities Act of 1933, as amended (Securities Act), in reliance upon an exemption therefrom, and the APA notes and debentures issued pursuant to such offers are subject to certain transfer restrictions. Each Registration Rights Agreement requires APA (and if applicable, Apache) to use commercially reasonable efforts to (i) cause to be filed a registration statement with respect to a registered offer to exchange each series of APA notes issued in settlement of the exchange and tender offers or new notes offering, as applicable, for registered notes issued by APA and guaranteed, if applicable, by Apache containing terms substantially identical in all material respects to the applicable series of APA notes issued in settlement of the exchange and tender offers or new notes offering (except that the registered notes will not contain terms with respect to transfer restrictions or any increase in annual interest rate) and (ii) cause such registration statement to become effective under the Securities Act. If, among other events, such exchange offers are not completed on or prior to the 360th day following January 10, 2025, then additional interest will accrue at specified rates on the principal amount of such registrable securities.

Unsecured 2025 Committed Credit Facilities On January 15, 2025, the Company entered into two unsecured syndicated credit agreements for general corporate purposes:
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
The 2025 Agreements replaced on substantially the same terms two syndicated credit agreements that the Company entered in April 2022:
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
On January 15, 2025, the Company terminated commitments under both the 2022 USD Agreement and 2022 GBP Agreement in connection with entry into the 2025 Agreements.
As of March 31, 2025, there were no borrowings under the 2025 USD Agreement and an aggregate £183 million in letters of credit outstanding under the 2025 GBP Agreement. As of March 31, 2025, there were no letters of credit outstanding under the 2025 USD Agreement. As of December 31, 2024, there were $10 million of borrowings under the 2022 USD Agreement and an aggregate £303 million in letters of credit outstanding under the 2022 GBP Agreement. As of December 31, 2024, there were no letters of credit outstanding under the 2022 USD Agreement.
Uncommitted Lines of Credit Each of the Company and Apache, from time to time, has and uses uncommitted credit and letter of credit facilities for working capital and credit support purposes. As of March 31, 2025 and December 31, 2024, there were no outstanding borrowings under these facilities. As of March 31, 2025, there were £705 million and $11 million in letters of credit outstanding under these facilities. As of December 31, 2024, there were £640 million and $11 million in letters of credit outstanding under these facilities.
Commercial Paper Program In December 2023, the Company established a commercial paper program under which it from time to time may issue in private placements exempt from registration under the Securities Act short-term unsecured promissory notes (CP Notes) up to a maximum aggregate face amount of $1.8 billion outstanding at any time. The maturities of CP Notes may vary but may not exceed 397 days from the date of issuance. Outstanding CP Notes are supported by available borrowing capacity under the Company’s committed revolving credit facilities for general corporate purposes, which as of March 31, 2025, included the $2.0 billion 2025 USD Agreement.
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
As of March 31, 2025 and December 31, 2024, the Company had $765 million and $323 million, respectively, in aggregate face amount of CP Notes outstanding, which is classified as long-term debt.

Unsecured Committed Term Loan Facility On January 30, 2024, APA entered into a syndicated credit agreement under which the lenders committed an aggregate $2.0 billion for senior unsecured delayed-draw term loans to APA (Term Loan Credit Agreement), the proceeds of which could be used to refinance certain indebtedness of Callon upon closings of APA’s acquisition of Callon and the Term Loan Credit Agreement. Of such aggregate commitments, $1.5 billion was for term loans that would mature three years after the date of such closings (3-Year Tranche Loans) and $500 million was for term loans that would mature 364 days after the date of such closings (364-Day Tranche Loans).
On April 1, 2024, APA acquired Callon and closed the transactions under the Term Loan Credit Agreement, electing to borrow an aggregate $1.5 billion in 3-Year Tranche Loans maturing April 1, 2027 and to allow the lender commitments for the 364-Day Tranche Loans to expire.
As of December 31, 2024, there were $900 million in 3-Year Tranche Loans remaining outstanding under the Term Loan Credit Agreement. APA could at any time prepay loans under the Term Loan Credit Agreement, which it elected to do on March 10, 2025, when APA fully repaid amounts outstanding under the Term Loan Credit Agreement. The repayment was partially financed with borrowings under APA’s 2025 USD Agreement and commercial paper program.
Off-Balance Sheet Arrangements The Company enters into customary agreements in the oil and gas industry for drilling rig commitments, firm transportation agreements, and other obligations that may not be recorded on the Company’s consolidated balance sheet. For more information regarding these and other contractual arrangements, please refer to “Contractual Obligations” in Part II, Item 7 of APA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There have been no material changes to the contractual obligations described therein.
Potential Decommissioning Obligations on Sold Properties
In 2013, Apache sold its Gulf of America (GOA) Shelf operations and properties and its GOA operating subsidiary, GOM Shelf LLC (GOM Shelf) to Fieldwood Energy LLC (Fieldwood). Fieldwood assumed the obligation to decommission the properties held by GOM Shelf and the properties acquired from Apache and its other subsidiaries (collectively, the Legacy GOA Assets). On February 14, 2018, Fieldwood filed for (and subsequently emerged from) Chapter 11 bankruptcy protection. On August 3, 2020, Fieldwood filed for (and subsequently emerged from) Chapter 11 bankruptcy protection for a second time. Upon emergence from this second bankruptcy, the Legacy GOA Assets were separated into a standalone company, which was subsequently merged into GOM Shelf. Under GOM Shelf’s limited liability company agreement, the proceeds of production of the Legacy GOA Assets are to be used to fund the operation of GOM Shelf and the decommissioning of Legacy GOA Assets. Pursuant to the terms of the original transaction, as amended in the first bankruptcy, the securing of the asset retirement obligations for the Legacy GOA Assets as and when Apache is required to perform or pay for any such decommissioning was accomplished through the posting of letters of credit in favor of Apache (Letters of Credit), the provision of two bonds (Bonds) in favor of Apache, and the establishment of a trust account of which Apache was a beneficiary and which was funded by net profits interests (NPIs) depending on future oil prices. In addition, after such sources have been exhausted, Apache agreed upon resolution of GOM Shelf’s second bankruptcy to GOM Shelf loans of up to $400 million to perform decommissioning, with such loans and related obligations secured by first and prior liens on the Legacy GOA Assets.
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

As of March 31, 2025, the Company recorded an asset of $40 million, representing the remaining amount the Company expects to be reimbursed from security related to these decommissioning costs.
The Company has also recorded contingent liabilities in the amounts of $1.0 billion for each of the periods ended March 31, 2025 and December 31, 2024, representing the estimated costs of decommissioning it may be required to perform on the Legacy GOA Assets. There have been no other changes in estimates from December 31, 2024 that would have a material impact on the Company’s financial position, results of operations, or liquidity.
During the first quarter of 2024, the Company recognized a $66 million loss for estimated decommissioning costs on GOA properties previously sold to Fieldwood and other GOA operators.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary objective of the following information is to provide forward-looking quantitative and qualitative information about the Company’s exposure to market risk. The term market risk relates to the risk of loss arising from adverse changes in oil, natural gas, and NGL prices, interest rates, or foreign currency and adverse governmental actions. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. The forward-looking information provides indicators of how the Company views and manages its ongoing market risk exposures.
Commodity Price Risk
The Company’s revenues, earnings, cash flow, capital investments and, ultimately, future rate of growth are highly dependent on the prices the Company receives for its crude oil, natural gas, and NGLs, which have historically been very volatile because of unpredictable events such as economic growth or retraction, weather, political climate, and global supply and demand. The Company continually monitors its market risk exposure, as oil and gas supply and demand are impacted by uncertainties in the commodity and financial markets associated with ongoing international conflicts, inflation, current and potential tariffs or other trade barriers, global trade policies, actions taken by foreign oil and gas producing nations, including OPEC+, and other current events.
The Company’s average crude oil price realizations decreased 9 percent from $80.65 per barrel to $73.73 per barrel during the first quarters of 2024 and 2025, respectively. The Company’s average natural gas price realizations increased 14 percent from $2.47 per Mcf to $2.81 per Mcf during the first quarters of 2024 and 2025, respectively. The Company’s average NGL price realizations increased 10 percent from $26.20 per barrel to $28.75 per barrel during the first quarters of 2024 and 2025, respectively. Based on average daily production for the first quarter of 2025, a $1.00 per barrel change in the weighted average realized oil price would have increased or decreased revenues for the quarter by approximately $21 million, a $0.10 per Mcf change in the weighted average realized natural gas price would have increased or decreased revenues for the quarter by approximately $8 million, and a $1.00 per barrel change in the weighted average realized NGL price would have increased or decreased revenues for the quarter by approximately $7 million.
The Company periodically enters into derivative positions on a portion of its projected crude oil and natural gas production through a variety of financial and physical arrangements intended to manage fluctuations in cash flows resulting from changes in commodity prices. Such derivative positions may include the use of futures contracts, swaps, and/or options. The Company does not hold or issue derivative instruments for trading purposes. As of March 31, 2025, the Company had open natural gas derivatives not designated as cash flow hedges in an liability position with a fair value of $28 million. A 10 percent increase in natural gas prices would increase the liability by approximately $6 million, while a 10 percent decrease in prices would decrease the liability by approximately $6 million. These fair value changes assume volatility based on prevailing market parameters at March 31, 2025. Refer to Note 4—Derivative Instruments and Hedging Activities in the Notes to Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for notional volumes and terms with the Company’s derivative contracts.
Interest Rate Risk
As of March 31, 2025, the Company had $4.6 billion, net, in outstanding notes and debentures, all of which was fixed-rate debt, with a weighted average interest rate of 5.63 percent. Although near-term changes in interest rates may affect the fair value of fixed-rate debt, such changes do not expose the Company to the risk of earnings or cash flow loss associated with that debt.
The Company is also exposed to interest rate risk related to its interest-bearing cash and cash equivalents balances and amounts outstanding under its term loan facility, commercial paper program, and syndicated credit facilities. As of March 31, 2025, the Company had approximately $67 million in cash and cash equivalents, approximately 72 percent of which was invested in money market funds and short-term investments with major financial institutions. As of March 31, 2025, there were $766 million of borrowings outstanding under the Company’s term loan facility, commercial paper program, and syndicated revolving credit facilities. Changes in the interest rate applicable to short-term investments, term loan facility, commercial paper program, and credit facility borrowings are expected to have an immaterial impact on earnings and cash flows but could impact interest costs associated with future debt issuances or any future borrowings.

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
Foreign currency gains and losses also arise when monetary assets and monetary liabilities denominated in foreign currencies are translated at the end of each month. Foreign currency gains and losses are included as either a component of “Other” under “Revenues and Other” or, as is the case when the Company re-measures its foreign tax liabilities, as a component of the Company’s provision for income tax expense on the statement of consolidated operations. Foreign currency net gain or loss of $3 million would result from a 10 percent weakening or strengthening, respectively, in the British pound as of March 31, 2025.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Company’s Chief Executive Officer, in his capacity as principal executive officer, and Stephen J. Riney, the Company’s President and Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2025, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that the information the Company is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
Refer to Part I, Item 3—Legal Proceedings of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and Note 10—Commitments and Contingencies in the Notes to the Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q (which is hereby incorporated by reference herein), for a description of material legal proceedings.
ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors disclosed in Part I, Item 1A—Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information on shares of common stock repurchased by the Company during the quarter ended March 31, 2025:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 to January 31, 2025	1,670,918	$23.95	1,670,918	33,086,204
February 1 to February 28, 2025	2,470,913	22.34	2,470,913	30,615,291
March 1 to March 31, 2025	232,741	20.63	232,741	30,382,550
Total	4,374,572	$22.87
(1) During the third quarter of 2022, the Company's Board of Directors authorized the purchase of 40 million shares of the Company's common stock. Shares may be purchased either in the open market or through privately negotiated transactions. The Company is not obligated to acquire any specific number of shares.
ITEM 5.    OTHER INFORMATION
During the quarter ended March 31, 2025, none of the Company’s officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K promulgated under the Securities Act).

ITEM 6.    EXHIBITS

		Incorporated by Reference
EXHIBIT NO.	DESCRIPTION	Form	Exhibit	Filing Date	SEC File No.
2.1	Agreement and Plan of Merger, dated as of January 3, 2024, by and among Registrant, Astro Comet Merger Sub Corp., and Callon Petroleum Company.	8-K	2.1	1/4/2024	001-40144
3.1	Amended and Restated Certificate of Incorporation of Registrant, dated March 1, 2021, as filed with the Secretary of State of the State of Delaware on March 1, 2021.	8-K12B	3.1	3/1/2021	001-40144
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant, dated May 24, 2023, as filed with the Secretary of State of the State of Delaware on May 24, 2023.	8-K	3.1	5/25/2023	001-40144
3.3	Amended and Restated Bylaws of Registrant, dated February 2, 2023.	8-K	3.1	2/8/2023	001-40144
4.1	Indenture, dated as of December 11, 2024, between Registrant and Regions Bank, as trustee.	POSASR	4.9	12/12/2024	333-279038
4.2	Indenture, dated as of June 30, 2021, between Registrant and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee.	S-3ASR	4.4	6/30/2021	333-257556
4.3	Form of Guarantee, dated as of January 10, 2025, made by Apache Corporation in favor of the Holders of Registrant’s Notes subject thereto.	8-K	4.3	1/10/2025	001-40144
4.4	Registration Rights Agreement, dated as of January 10, 2025, among Registrant, Apache Corporation, and J.P. Morgan Securities LLC, as representative of the initial purchasers named in the Purchase Agreement.	8-K	4.4	1/10/2025	001-40144
4.5	Registration Rights Agreement, dated as of January 10, 2025, among Registrant, Apache Corporation, and the Dealer Managers named therein.	8-K	4.5	1/10/2025	001-40144
4.6	Form of 6.10% Notes due 2035.	8-K	4.6	1/10/2025	001-40144
4.7	Form of 6.75% Notes due 2055.	8-K	4.7	1/10/2025	001-40144
4.8	Form of 7.70% Notes due 2026.	8-K	4.8	1/10/2025	001-40144
4.9	Form of 7.95% Notes due 2026.	8-K	4.9	1/10/2025	001-40144
4.10	Form of 4.875% Notes due 2027.	8-K	4.10	1/10/2025	001-40144
4.11	Form of 4.375% Notes due 2028.	8-K	4.11	1/10/2025	001-40144
4.12	Form of 7.75% Notes due December 15, 2029.	8-K	4.12	1/10/2025	001-40144
4.13	Form of 4.250% Notes due 2030.	8-K	4.13	1/10/2025	001-40144
4.14	Form of 6.000% Notes due 2037.	8-K	4.14	1/10/2025	001-40144
4.15	Form of 5.100% Notes due 2040.	8-K	4.15	1/10/2025	001-40144
4.16	Form of 5.250% Notes due 2042.	8-K	4.16	1/10/2025	001-40144
4.17	Form of 4.750% Notes due 2043.	8-K	4.17	1/10/2025	001-40144
4.18	Form of 4.250% Notes due 2044.	8-K	4.18	1/10/2025	001-40144
4.19	Form of 7.375% Debentures due 2047.	8-K	4.19	1/10/2025	001-40144
4.20	Form of 5.350% Notes due 2049.	8-K	4.20	1/10/2025	001-40144
4.21	Form of 7.625% Debentures due 2096.	8-K	4.21	1/10/2025	001-40144
10.1	Form of 2025 Performance Share Program Agreement (2016 Omnibus Compensation Plan), dated January 9, 2025.	8-K	10.1	1/10/2025	001-40144
10.2	Form of 2025 Stock Option Award Agreement (2016 Omnibus Compensation Plan), dated January 9, 2025.	8-K	10.2	1/10/2025	001-40144
10.3	Form of 2025 Restricted Stock Unit Award Agreement (2016 Omnibus Compensation Plan), dated January 9, 2025.	10-K	10.39	2/28/2025	001-40144
10.4	Credit Agreement [USD Facility], dated as of January 15, 2025, among APA Corporation, the lenders party thereto, the issuing banks party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents party thereto.	8-K	10.1	1/16/2025	001-40144

Incorporated by Reference
EXHIBIT NO.	DESCRIPTION	Form	Exhibit	Filing Date	SEC File No.
10.5	Credit Agreement [GBP Facility], dated as of January 15, 2025, among APA Corporation, the lenders party thereto, the issuing banks party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents party thereto.	8-K	10.2	1/16/2025	001-40144
*31.1	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Executive Officer.
*31.2	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Financial Officer.
**32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer and Principal Financial Officer.
*101
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Statement of Consolidated Operations, (ii) Statement of Consolidated Comprehensive Income, (iii) Statement of Consolidated Cash Flows, (iv) Consolidated Balance Sheet, (v) Statement of Consolidated Changes in Equity and Noncontrolling Interests and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

APA CORPORATION

Dated:	May 8, 2025	/s/ STEPHEN J. RINEY
Stephen J. Riney
President and Chief Financial Officer
(Principal Financial Officer)

Dated:	May 8, 2025	/s/ REBECCA A. HOYT
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer, and Controller
(Principal Accounting Officer)