Form 10-Q
period 2025-06-30
APA Corp
filed 2025-08-07
CIK 1841666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of registrant’s common stock outstanding as of July 31, 2025	357,786,460

FORWARD-LOOKING STATEMENTS AND RISKS
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected revenues, projected costs, and plans and objectives of management for future operations and capital returns framework, are forward-looking statements. Such forward-looking statements are based on the Company’s examination of historical operating trends, the information that was used to prepare its estimate of proved reserves as of December 31, 2024, and other data in the Company’s possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” “continue,” “seek,” “guidance,” “goal,” “might,” “outlook,” “possibly,” “potential,” “predict,” “prospect,” “should,” “would,” or similar terminology or the negative of these terms, but the absence of these words does not mean that a statement is not forward looking. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable under the circumstances, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, its assumptions about:
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
•production and reserve levels;
•drilling risks;
•economic and competitive conditions, including market and macro-economic disruptions resulting from trade tensions between the U.S. and other countries, the Russian war in Ukraine, the armed conflicts in Israel, Gaza, and Iran, and actions taken by foreign oil and gas producing nations, including the Organization of the Petroleum Exporting Countries (OPEC) and non-OPEC members that participate in OPEC initiatives (OPEC+);
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
•other risks and uncertainties disclosed in the Company’s second-quarter 2025 earnings release;
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

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

	(In millions, except share data)
REVENUES AND OTHER:
Oil, natural gas, and natural gas liquids production revenues	$1,718	$2,201	$3,757	$3,949
Purchased oil and gas sales	460	342	1,057	545
Total revenues	2,178	2,543	4,814	4,494
Derivative instrument gains (losses), net	138	(3)	110	(7)
Gain on divestitures, net	282	276	280	283
Loss on previously sold Gulf of America properties	—	(17)	—	(83)
Other, net	14	(7)	20	8
	2,612	2,792	5,224	4,695
OPERATING EXPENSES:
Lease operating expenses	367	460	774	798
Gathering, processing, and transmission	104	121	208	205
Purchased oil and gas costs	304	210	778	373
Taxes other than income	54	78	128	135
Exploration	43	71	73	219
General and administrative	66	85	164	178
Transaction, reorganization, and separation	11	115	48	142
Depreciation, depletion, and amortization	530	588	1,173	1,018
Asset retirement obligation accretion	39	36	78	76
Financing costs, net	66	100	9	176
	1,584	1,864	3,433	3,320
NET INCOME BEFORE INCOME TAXES	1,028	928	1,791	1,375
Current income tax provision	232	285	538	585
Deferred income tax provision (benefit)	131	23	170	(42)
NET INCOME INCLUDING NONCONTROLLING INTERESTS	665	620	1,083	832
Net income attributable to noncontrolling interest	62	79	133	159
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$603	$541	$950	$673

NET INCOME PER COMMON SHARE:
Basic	$1.67	$1.46	$2.62	$2.00
Diluted	$1.67	$1.46	$2.62	$2.00
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	361	371	362	337
Diluted	361	372	362	337
The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

	(In millions)
NET INCOME INCLUDING NONCONTROLLING INTERESTS	$665	$620	$1,083	$832
OTHER COMPREHENSIVE LOSS, NET OF TAX:
Pension and postretirement benefit plan	(1)	(1)	(1)	(1)
COMPREHENSIVE INCOME INCLUDING NONCONTROLLING INTERESTS	664	619	1,082	831
Comprehensive income attributable to noncontrolling interest	62	79	133	159
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCK	$602	$540	$949	$672

The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2025	2024

	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interests	$1,083	$832
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized derivative instrument (gains) losses, net	(108)	5
Gain on divestitures, net	(280)	(283)
Exploratory dry hole expense and unproved leasehold impairments	43	174
Depreciation, depletion, and amortization	1,173	1,018
Asset retirement obligation accretion	78	76
Provision for (benefit from) deferred income taxes	170	(42)
Gain on extinguishment of debt	(145)	—
Loss on previously sold Gulf of America properties	—	83
Other, net	18	31
Changes in operating assets and liabilities:
Receivables	433	(101)
Inventories	5	(2)
Drilling advances and other current assets	222	6
Deferred charges and other long-term assets	1	80
Accounts payable	(153)	(125)
Accrued expenses	(204)	(312)
Deferred credits and noncurrent liabilities	(59)	(195)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,277	1,245
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to upstream oil and gas property	(1,437)	(1,223)
Leasehold and property acquisitions	(20)	(63)
Proceeds from asset divestitures	571	729
Proceeds from sale of Kinetik Shares	—	428
Other, net	5	(23)
NET CASH USED IN INVESTING ACTIVITIES	(881)	(152)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments on) commercial paper and revolving credit facilities, net	(333)	63
Proceeds from (payments on) term loan facility	(900)	1,500
Payment on Callon Credit Agreement	—	(472)
Fixed-rate debt borrowings	846	—
Payments on fixed-rate debt	(954)	(1,641)
Distributions to noncontrolling interest	(217)	(123)
Treasury stock activity, net	(150)	(144)
Dividends paid to APA common stockholders	(181)	(168)
Other, net	(25)	(35)
NET CASH USED IN FINANCING ACTIVITIES	(1,914)	(1,020)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(518)	73
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	625	87
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$107	$160

SUPPLEMENTARY CASH FLOW DATA:
Interest paid, net of capitalized interest	$155	$178
Income taxes paid, net of refunds	542	566
The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30, 2025	December 31, 2024

	(In millions, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$107	$625
Receivables, net of allowance of $122 and $123	1,509	1,959
Other current assets (Note 5)	672	820
	2,288	3,404
PROPERTY AND EQUIPMENT:
Oil and gas properties	44,630	44,698
Gathering, processing, and transmission facilities	448	433
Other	556	562
Less: Accumulated depreciation, depletion, and amortization	(32,993)	(33,047)
	12,641	12,646
OTHER ASSETS:
Decommissioning security for sold Gulf of America properties (Note 10)	21	21
Deferred tax asset (Note 9)	2,517	2,703
Deferred charges and other	611	616
	$18,078	$19,390

LIABILITIES, NONCONTROLLING INTERESTS, AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,074	$1,224
Current debt	263	53
Other current liabilities (Note 6)	1,507	1,678
	2,844	2,955
LONG-TERM DEBT (Note 8)	4,288	5,991
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Deferred tax liability (Note 9)	—	14
Asset retirement obligation (Note 7)	2,621	2,591
Decommissioning contingency for sold Gulf of America properties (Note 10)	909	929
Other	513	548
	4,043	4,082
EQUITY:
Common stock, $0.625 par, 860,000,000 shares authorized, 492,029,841 and 491,579,646 shares issued, respectively	308	307
Paid-in capital	12,980	13,153
Accumulated deficit	(1,205)	(2,155)
Treasury stock, at cost, 133,256,513 and 126,182,497 shares, respectively	(6,189)	(6,037)
Accumulated other comprehensive income	11	12
APA SHAREHOLDERS’ EQUITY	5,905	5,280
Noncontrolling interest	998	1,082
TOTAL EQUITY	6,903	6,362
	$18,078	$19,390

The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(Unaudited)

	Common Stock	Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	APA SHAREHOLDERS’ EQUITY	Noncontrolling Interest	TOTAL EQUITY

	(In millions)
For the Quarter Ended June 30, 2024
Balance at March 31, 2024	$263	$11,047	$(2,827)	$(5,891)	$15	$2,607	$1,046	$3,653
Net income attributable to common stock	—	—	541	—	—	541	—	541
Net income attributable to noncontrolling interest	—	—	—	—	—	—	79	79
Distributions to noncontrolling interest	—	—	—	—	—	—	(53)	(53)
Common dividends declared ($0.25 per share)	—	(93)	—	—	—	(93)	—	(93)
Issuance of common stock	44	2,370	—	—	—	2,414	—	2,414
Treasury stock activity, net	—	—	—	(43)	—	(43)	—	(43)
Other	—	(2)	—	—	(1)	(3)	—	(3)
Balance at June 30, 2024	$307	$13,322	$(2,286)	$(5,934)	$14	$5,423	$1,072	$6,495

For the Quarter Ended June 30, 2025
Balance at March 31, 2025	$307	$13,063	$(1,808)	$(6,138)	$12	$5,436	$1,027	$6,463
Net income attributable to common stock	—	—	603	—	—	603	—	603
Net income attributable to noncontrolling interest	—	—	—	—	—	—	62	62
Distributions to noncontrolling interest	—	—	—	—	—	—	(91)	(91)
Common dividends declared ($0.25 per share)	—	(90)	—	—	—	(90)	—	(90)
Treasury stock activity, net	—	—	—	(51)	—	(51)	—	(51)
Other	1	7	—	—	(1)	7	—	7
Balance at June 30, 2025	$308	$12,980	$(1,205)	$(6,189)	$11	$5,905	$998	$6,903

The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY AND NONCONTROLLING INTERESTS - Continued
(Unaudited)

	Common Stock	Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	APA SHAREHOLDERS’ EQUITY	Noncontrolling Interest	TOTAL EQUITY

	(In millions)
For the Six Months Ended June 30, 2024
Balance at December 31, 2023	$263	$11,126	$(2,959)	$(5,790)	$15	$2,655	$1,036	$3,691
Net income attributable to common stock	—	—	673	—	—	673	—	673
Net income attributable to noncontrolling interest – Egypt	—	—	—	—	—	—	159	159
Distributions to noncontrolling interest – Egypt	—	—	—	—	—	—	(123)	(123)
Common dividends declared ($0.50 per share)	—	(168)	—	—	—	(168)	—	(168)
Issuance of common stock	44	2,370	—	—	—	2,414	—	2,414
Treasury stock activity, net	—	—	—	(144)	—	(144)	—	(144)
Other	—	(6)	—	—	(1)	(7)	—	(7)
Balance at June 30, 2024	$307	$13,322	$(2,286)	$(5,934)	$14	$5,423	$1,072	$6,495

For the Six Months Ended June 30, 2025
Balance at December 31, 2024	$307	$13,153	$(2,155)	$(6,037)	$12	$5,280	$1,082	$6,362
Net income attributable to common stock	—	—	950	—	—	950	—	950
Net income attributable to noncontrolling interest – Egypt	—	—	—	—	—	—	133	133
Distributions to noncontrolling interest – Egypt	—	—	—	—	—	—	(217)	(217)
Common dividends declared ($0.50 per share)	—	(181)	—	—	—	(181)	—	(181)
Treasury stock activity, net	—	—	—	(152)	—	(152)	—	(152)
Other	1	8	—	—	(1)	8	—	8
Balance at June 30, 2025	$308	$12,980	$(1,205)	$(6,189)	$11	$5,905	$998	$6,903

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
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of June 30, 2025, the Company's significant accounting policies are consistent with those discussed in Note 1—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The Company’s financial statements for prior periods may include reclassifications that were made to conform to the current-year presentation.
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
The Company recorded no asset impairments in connection with fair value assessments during the six months ended June 30, 2025 and June 30, 2024.
Revenue Recognition
Receivables from contracts with customers, including receivables for purchased oil and gas sales and net of allowance for credit losses, were $1.3 billion and $1.7 billion as of June 30, 2025 and December 31, 2024, respectively. Payments under all contracts with customers are typically due and received within a short-term period of one year or less, after physical delivery of the product or service has been rendered. Over the past two years, the Company’s receivable balance from the Egyptian General Petroleum Corporation (EGPC) has been delayed for periods longer than historically experienced. The Company has seen improved receipts in recent quarters for oil and gas sales to EGPC. The Company continues to be actively engaged in discussions with the Government of Egypt and EGPC to reduce the outstanding balance and management believes the Company will be able to collect the total balance of its receivables from this customer.
Oil and gas production revenues include income taxes that will be paid to the Arab Republic of Egypt by EGPC on behalf of the Company. Revenue and associated expenses related to such tax volumes are recorded as “Oil, natural gas, and natural gas liquids production revenues” and “Current income tax provision,” respectively, in the Company’s statement of consolidated operations.
Refer to Note 12—Business Segment Information for a disaggregation of oil, gas, and natural gas liquids production revenue by product and reporting segment.
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
Inventories
Inventories consist principally of tubular goods and equipment and are stated at the lower of weighted-average cost or net realizable value. Oil produced but not sold, primarily in the North Sea, is also recorded to inventory and is stated at the lower of the cost to produce or net realizable value. No inventory impairments were recognized during the six months ended June 30, 2025 and June 30, 2024.

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
When circumstances indicate that the carrying value of proved oil and gas properties may not be recoverable, the Company compares unamortized capitalized costs to the expected undiscounted pre-tax future cash flows for the associated assets grouped at the lowest level for which identifiable cash flows are independent of cash flows of other assets. If the expected undiscounted pre-tax future cash flows, based on the Company’s estimate of future crude oil and natural gas prices, operating costs, anticipated production from proved reserves and other relevant data, are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value. No proved oil and gas property impairments were recognized during the six months ended June 30, 2025 and June 30, 2024.
Unproved leasehold impairments are typically recorded as a component of “Exploration” expense in the Company’s statement of consolidated operations. Gains and losses on divestitures of the Company’s oil and gas properties are recognized under “Gain on divestitures, net” in the statement of consolidated operations upon closing of the transaction. Refer to Note 2—Acquisitions and Divestitures for more detail.
Transaction, Reorganization, and Separation (TRS)
The Company recorded $11 million and $48 million of TRS costs during the second quarter and the first six months of 2025, respectively, and $115 million and $142 million of TRS costs during the second quarter and the first six months of 2024, respectively. TRS costs incurred in the first six months of 2025 comprised primarily employee separations and other cost-saving initiatives. TRS costs incurred in the first six months of 2024 were primarily a result of transaction and separation costs related to the Callon acquisition coupled with separation costs in the North Sea.
New Pronouncements Issued But Not Yet Adopted
There were no changes in recently issued or adopted accounting standards from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 that would have an expected material effect on the Company.
2.    ACQUISITIONS AND DIVESTITURES
2025 Activity
Leasehold and Property Acquisitions
During the second quarter and first six months of 2025, the Company completed leasehold acquisitions, primarily in the Permian Basin, for aggregate cash consideration of approximately $7 million and $20 million, respectively.

U.S. Divestiture
During the second quarter of 2025, the Company completed the sale of all of its New Mexico Permian assets. The assets had a carrying value of $300 million and associated retirement obligation of $9 million, which were exchanged for total cash consideration of $573 million, inclusive of post-closing adjustments. The Company received cash of $567 million during the second quarter of 2025 and expects to receive the remaining balance in the third quarter of 2025. The Company recognized a gain of $282 million during the second quarter of 2025 in association with this sale. Proceeds from the transaction were used primarily for debt reduction.
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

The following unaudited pro forma combined results for the second quarter and first six months ended June 30, 2024 reflect the consolidated results of operations of the Company as if the Callon acquisition had occurred on January 1, 2023. The unaudited pro forma information includes certain accounting adjustments for transaction costs, depreciation, depletion, and amortization expense, and estimated tax impacts of the pro forma adjustments.

	For the Quarter Ended June 30,	For the Six Months Ended June 30,
	2024	2024

	(In millions, except share data)
Revenues	$2,201	$4,513
Net income attributable to common stock	630	779
Net income per common share – basic	1.70	2.10
Net income per common share – diluted	1.69	2.10
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
Leasehold and Property Acquisitions
During the first six months of 2024, in addition to the Callon acquisition, the Company completed leasehold and property acquisitions, primarily in the Permian Basin, for total cash consideration of approximately $63 million.
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
During the second quarter of 2024, the Company also completed the sale of non-core mineral and royalty interests in the Permian Basin that had a carrying value of $71 million for approximately $394 million after post-closing adjustments. The Company recognized a gain of $321 million during the second quarter of 2024 in association with this sale.
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

3.    CAPITALIZED EXPLORATORY WELL COSTS
The Company’s capitalized exploratory well costs were $297 million and $237 million as of June 30, 2025 and December 31, 2024, respectively. The increase is attributable to additional drilling activity in Egypt and Alaska. Approximately $8 million of suspended exploratory well costs previously capitalized for greater than one year at December 31, 2024 were charged to dry hole expense during the first six months of 2025. During the first six months of 2024, approximately $51 million of suspended well costs previously capitalized for greater than one year at December 31, 2023 were charged to dry hole expense.
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
Counterparty Risk
The use of derivative instruments exposes the Company to credit loss in the event of nonperformance by the counterparty. To reduce the concentration of exposure to any individual counterparty, the Company utilizes a diversified group of investment-grade rated counterparties, primarily financial institutions, for its derivative transactions. As of June 30, 2025, the Company had derivative positions with 11 counterparties. The Company monitors counterparty creditworthiness on an ongoing basis; however, it cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, the Company may be limited in its ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, the Company may not realize the benefit of some of its derivative instruments resulting from lower commodity prices.
Derivative Instruments
Commodity Derivative Instruments
As of June 30, 2025, the Company had the following open natural gas financial basis swap contracts:

		Basis Swap Purchased		Basis Swap Sold
Production Period	Settlement Index	MMBtu (in 000’s)	Weighted Average Price Differential	MMBtu (in 000’s)	Weighted Average Price Differential
July—December 2025	NYMEX Henry Hub/IF Waha	93,840	$(3.16)	—	—
July—December 2025	NYMEX Henry Hub/IF HSC	—	—	42,320	$(0.51)
January—December 2026	NYMEX Henry Hub/IF Waha	34,675	$(1.97)	—	—

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
Fair Value Measurements
The following table presents the Company’s derivative assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Price in Active Markets (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Netting(1)	Carrying Amount

	(In millions)
June 30, 2025
Assets:
Commodity derivative instruments	$—	$113	$—	$113	$(3)	$110
Liabilities:
Commodity derivative instruments	$—	$3	$—	$3	$(3)	$—
Contingent consideration arrangements	—	21	—	21	—	21
December 31, 2024
Liabilities:
Contingent consideration arrangements	$—	$18	$—	$18	$—	$18
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

	June 30, 2025	December 31, 2024

	(In millions)
Current Assets: Other current assets	$103	$—
Other Assets: Deferred charges and other	7	—
Total derivative assets	$110	$—

Current Liabilities: Other current liabilities	$21	$—
Deferred Credit and Other Noncurrent Liabilities: Other	—	18
Total derivative liabilities	$21	$18

Derivative Activity Recorded in the Statement of Consolidated Operations
The following table summarizes the effect of derivative instruments on the Company’s statement of consolidated operations:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

	(In millions)
Realized:
Commodity derivative instruments	$2	$(6)	$2	$(2)
Realized gains (losses), net	2	(6)	2	(2)
Unrealized:
Commodity derivative instruments	138	3	110	(5)
Contingent consideration arrangements	(2)	—	(2)	—
Unrealized gains (losses), net	136	3	108	(5)
Derivative instrument gains (losses), net	$138	$(3)	$110	$(7)
Derivative instrument gains and losses are recorded in “Derivative instrument gains (losses), net” under “Revenues and Other” in the Company’s statement of consolidated operations. Unrealized gains and losses for derivative activity recorded in the statement of consolidated operations are reflected in the statement of consolidated cash flows separately as “Unrealized derivative instrument gains (losses), net” under “Adjustments to reconcile net income to net cash provided by operating activities.”
5.    OTHER CURRENT ASSETS
The following table provides detail of the Company’s other current assets:

	June 30, 2025	December 31, 2024

	(In millions)
Inventories	$386	$425
Drilling advances	138	184
Derivative instruments	103	—
Current decommissioning security for sold Gulf of America assets	18	157
Prepaid assets and other	27	54
Total Other current assets	$672	$820
6.    OTHER CURRENT LIABILITIES
The following table provides detail of the Company’s other current liabilities:

	June 30, 2025	December 31, 2024

	(In millions)
Accrued operating expenses	$166	$204
Accrued exploration and development	475	460
Accrued compensation and benefits	107	223
Accrued interest	94	93
Accrued income taxes	197	221
Current asset retirement obligation	103	103
Current operating lease liability	113	118
Current decommissioning contingency for sold Gulf of America properties	88	88
Other	164	168
Total Other current liabilities	$1,507	$1,678

7.    ASSET RETIREMENT OBLIGATION
The following table describes changes to the Company’s asset retirement obligation (ARO) liability:

June 30, 2025
(In millions)
Asset retirement obligation, December 31, 2024	$2,694
Liabilities incurred	8
Liabilities settled	(49)
Liabilities divested	(9)
Accretion expense	78
Revisions in estimated liabilities	2
Asset retirement obligation, June 30, 2025	2,724
Less current portion	(103)
Asset retirement obligation, long-term	$2,621
8.    DEBT AND FINANCING COSTS
The following table presents the carrying values of the Company’s debt:

	June 30, 2025	December 31, 2024

	(In millions)
APA notes and debentures before unamortized discount and debt issuance costs(1)	$3,581	$—
Apache notes and debentures before unamortized discount and debt issuance costs(2)	995	4,835
APA commercial paper, term loan, and revolving credit facilities(3)	—	1,233
Apache finance lease obligations	29	30
Unamortized discount	(24)	(25)
Debt issuance costs	(30)	(29)
Total debt	4,551	6,044
Current maturities	(263)	(53)
Long-term debt	$4,288	$5,991
(1) The fair values of the APA notes and debentures were $3.2 billion as of June 30, 2025. There was no APA indenture debt outstanding on December 31, 2024.
(2) The fair values of the Apache notes and debentures were $926 million and $4.4 billion as of June 30, 2025 and December 31, 2024, respectively. The Company uses a market approach to determine the fair values of its notes and debentures using estimates provided by an independent investment financial data services firm (a Level 2 fair value measurement).
(3) The carrying value of borrowings on the commercial paper, term loan, and revolving credit facilities approximates fair value because interest rates are variable and reflective of market rates.
At each of June 30, 2025 and December 31, 2024, current debt included $2 million of finance lease obligations.
Financing Costs, Net
The following table presents the components of the Company’s financing costs, net:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

	(In millions)
Interest expense	$86	$108	$177	$193
Amortization of debt issuance costs	2	2	4	3
Capitalized interest	(16)	(7)	(20)	(14)
Gain on extinguishment of debt	(3)	—	(145)	—
Interest income	(3)	(3)	(7)	(6)
Financing costs, net	$66	$100	$9	$176

Indenture Debt Activity
During the first six months of 2025, the Company purchased in the open market and had canceled indebtedness issued under indentures of APA and Apache in an aggregate principal amount of $108 million for an aggregate purchase price of $100 million in cash, including accrued interest and broker fees, reflecting a discount to par of an aggregate $10 million. The Company recognized a $10 million gain on these repurchases. The repurchases were partially financed by APA’s borrowing under the Company’s commercial paper program. Refer to discussion of APA exchange and tender offers for Apache indenture debt below for further details regarding the gain on extinguishment of debt during the quarter ended March 31, 2025.
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
•Each series of APA notes and debentures issued in settlement of the exchange and tender offers and new notes offering were fully and unconditionally guaranteed by Apache until the first time that the aggregate principal amount of indebtedness under senior notes and debentures outstanding under Apache’s existing indentures was less than $1 billion, which occurred in May 2025, after which Apache’s guarantees were terminated in accordance with their terms on May 16, 2025.
•APA entered into two registration rights agreements, one covering notes and debentures issued in APA’s exchange and tender offers and one covering notes issued in APA’s new notes offering (each a Registration Rights Agreement). These offerings were not registered under the Securities Act of 1933, as amended (Securities Act), in reliance upon an exemption therefrom, and the APA notes and debentures issued pursuant to such offers are subject to certain transfer restrictions. Each Registration Rights Agreement requires APA to use commercially reasonable efforts to (i) cause to be filed a registration statement with respect to a registered offer to exchange each series of APA notes issued in settlement of the exchange and tender offers or new notes offering, as applicable, for registered notes issued by APA containing terms substantially identical in all material respects to the applicable series of APA notes issued in settlement of the exchange and tender offers or new notes offering (except that the registered notes will not contain terms with respect to transfer restrictions, registration rights applicable to the unregistered notes, or any increase in annual interest rate for failure to comply with such registration rights) and (ii) cause such registration statement to become effective under the Securities Act. If, among other events, such exchange offers are not completed on or prior to the 360th day following January 10, 2025, then additional interest will accrue at specified rates on the principal amount of such registrable securities.

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
Apache guaranteed obligations under each of the 2025 USD Agreement and 2025 GBP Agreement (each, a 2025 Agreement) effective until the aggregate principal amount of indebtedness under senior notes and debentures outstanding under Apache’s existing indentures first was less than US$1.0 billion, which occurred in May 2025, after which Apache’s guarantees were terminated in accordance with their terms on May 16, 2025.
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
As of June 30, 2025, there were no borrowings or letters of credit outstanding under the 2025 USD Agreement and an aggregate £183 million in letters of credit outstanding under the 2025 GBP Agreement. As of December 31, 2024, there were $10 million of borrowings and no letters of credit outstanding under the 2022 USD Agreement and an aggregate £303 million in letters of credit outstanding under the 2022 GBP Agreement.
Uncommitted Lines of Credit
Each of the Company and Apache, from time to time, has and uses uncommitted credit and letter of credit facilities for working capital and credit support purposes. As of June 30, 2025 and December 31, 2024, there were no outstanding borrowings under these facilities. As of June 30, 2025, there were £705 million and $11 million in letters of credit outstanding under these facilities. As of December 31, 2024, there were £640 million and $11 million in letters of credit outstanding under these facilities.
Commercial Paper Program
The Company has a commercial paper program under which it from time to time may issue in private placements exempt from registration under the Securities Act short-term unsecured promissory notes (CP Notes) up to a maximum aggregate face amount of $2.0 billion outstanding at any time. The program was established in December 2023, and the maximum aggregate face amount of CP Notes issuable thereunder was increased to $2.0 billion from $1.8 billion on June 20, 2025. The maturities of CP Notes may vary but may not exceed 397 days from the date of issuance. Outstanding CP Notes are supported by available borrowing capacity under the Company’s committed revolving credit facilities for general corporate purposes, which as of June 30, 2025, included the $2.0 billion 2025 USD Agreement.
Payment of CP Notes was unconditionally guaranteed on an unsecured basis by Apache, such guarantee effective until the first time that the aggregate principal amount of indebtedness under senior notes and debentures outstanding under Apache’s existing indentures was less than US$1.0 billion, which occurred in May 2025, after which Apache’s guarantees were terminated in accordance with their terms on June 20, 2025.

The CP Notes are sold under customary market terms in the U.S. commercial paper market at a discount from par or at par and bear interest at rates determined at the time of issuance.
As of June 30, 2025, the Company had no CP Notes outstanding. As of December 31, 2024, the Company had $323 million in aggregate face amount of CP Notes outstanding, which was classified as long-term debt.
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
The Company’s effective income tax rate for the six months ended June 30, 2025 differed from the U.S. federal statutory income tax rate of 21 percent due to taxes on foreign operations and a deferred tax expense related to the remeasurement of taxes in the U.K. as a result of the enactment of Finance Act 2025 on March 20, 2025. The Company’s effective income tax rate for the six months ended June 30, 2024 differed from the U.S. federal statutory income tax rate of 21 percent due to taxes on foreign operations.
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
On July 4, 2025, the U.S. enacted the One Big Beautiful Bill Act of 2025 (OBBBA). Among other changes, the OBBBA expanded and made permanent 100 percent bonus depreciation for eligible assets acquired and placed in service after January 19, 2025, and aligned the treatment of intangible drilling costs for corporate alternative minimum tax (CAMT) purposes with regular tax treatment starting in 2026. The Company does not expect the OBBBA to have a material impact on total tax expense for the year ended December 31, 2025. Under U.S. GAAP, the financial statement impact of new legislation is recorded in the period of enactment. Therefore, the Company will record the impact of OBBBA in the third quarter of 2025.
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

10.    COMMITMENTS AND CONTINGENCIES
Legal Matters
The Company is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls, which also may include controls related to the potential impacts of climate change. As of June 30, 2025, the Company has an accrued liability of approximately $16 million for all legal contingencies that are deemed to be probable of occurring and can be reasonably estimated. The Company’s estimates are based on information known about the matters and its experience in contesting, litigating, and settling similar matters. Although actual amounts could differ from management’s estimate, none of the actions are believed by management to involve future amounts that would be material to the Company’s financial position, results of operations, or liquidity after consideration of recorded accruals. With respect to material matters for which the Company believes an unfavorable outcome is reasonably possible, the Company has disclosed the nature of the matter and a range of potential exposure, unless an estimate cannot be made at this time. It is management’s opinion that the loss for any other litigation matters and claims that are reasonably possible to occur will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
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
Apollo Exploration Lawsuit
In a case captioned Apollo Exploration, LLC, Cogent Exploration, Ltd. Co. & SellmoCo, LLC v. Apache Corporation, Cause No. CV50538 in the 385th Judicial District Court, Midland County, Texas, plaintiffs alleged damages in excess of $200 million (having previously claimed in excess of $1.1 billion) relating to purchase and sale agreements, mineral leases, and area of mutual interest agreements concerning properties located in Hartley, Moore, Potter, and Oldham Counties, Texas. The trial court entered final judgment in favor of the Company, ruling that the plaintiffs take nothing by their claims and awarding the Company its attorneys’ fees and costs incurred in defending the lawsuit. The court of appeals affirmed in part and reversed in part the trial court’s judgment thereby reinstating some of plaintiffs’ claims. The Texas Supreme Court granted the Company’s petition for review and heard oral argument in October 2022. On April 28, 2023, the Texas Supreme Court reversed the court of appeals’ decision and remanded the case back to the court of appeals for further proceedings. After plaintiffs’ request for rehearing, on July 21, 2023, the Texas Supreme Court reaffirmed its reversal of the court of appeals’ decision and remand of the case back to the court of appeals for further proceedings. Upon remand, on March 6, 2025, the court of appeals affirmed the entirety of the trial courts’ orders resulting in final judgment in favor of the Company, plaintiffs taking nothing by their claims, and awarding the Company its attorneys’ fees and costs incurred in defending the lawsuit. The plaintiffs did not appeal the court of appeals’ March 6, 2025 opinion, meaning that the judgment in favor of the Company is final.
Australian Operations Divestiture Dispute
Pursuant to a Sale and Purchase Agreement dated April 9, 2015 (Quadrant SPA), the Company and its subsidiaries divested Australian operations to Quadrant Energy Pty Ltd (Quadrant). Closing occurred on June 5, 2015. In April 2017, the Company filed suit against Quadrant for breach of the Quadrant SPA. In its suit, the Company seeks approximately AUD $80 million. In December 2017, Quadrant filed a defense of equitable set-off to the Company’s claim and a counterclaim seeking approximately AUD $200 million in the aggregate. In 2018, Quadrant was acquired by Australian oil and gas company Santos, Ltd., who assumed Quadrant’s place in the ongoing litigation. In early 2025, Santos amended the pending counterclaims to abandon a number of claims that had been asserted against the Company but maintaining counterclaims for approximately AUD $57 million. Santos then filed a new lawsuit in the Supreme Court of Western Australia contending that it may be liable to the Australian Taxation Office for assessments, penalties, and interest related to the 2014 and 2015 tax years of approximately AUD $133 million and asserting that, if such amounts must be paid, the Company is liable to Santos for those amounts under the Quadrant SPA. All lawsuits related to the Quadrant SPA have now been consolidated into the same proceeding. The Company will vigorously prosecute its claim while vigorously defending against any counterclaims.
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
Environmental Matters
The Company is not aware of any environmental claims existing as of June 30, 2025, that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity. There can be no assurance, however, that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered on the Company’s properties.
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
As of June 30, 2025, the Company recorded an asset of $39 million representing the remaining amount the Company expects to be reimbursed from security related to these decommissioning costs.
The Company has also recorded contingent liabilities in the amounts of $1.0 billion for each of the periods ended June 30, 2025 and December 31, 2024, representing the estimated costs of decommissioning it may be required to perform on the Legacy GOA Assets. There have been no other changes in estimates from December 31, 2024 that would have a material impact on the Company’s financial position, results of operations, or liquidity.
The Company recognized $17 million and $83 million in the second quarter and first six months of 2024, respectively, of losses for estimated decommissioning costs on GOA properties previously sold to Fieldwood and other GOA operators.
11.    CAPITAL STOCK
Net Income per Common Share
The following table presents a reconciliation of the components of basic and diluted net income per common share in the consolidated financial statements:

	For the Quarter Ended June 30,
	2025			2024
	Income	Shares	Per Share	Income	Shares	Per Share

	(In millions, except per share amounts)
Basic:
Income attributable to common stock	$603	361	$1.67	$541	371	$1.46
Effect of Dilutive Securities:
Stock compensation awards	$—	—	$—	$—	1	$—
Diluted:
Income attributable to common stock	$603	361	$1.67	$541	372	$1.46

	For the Six Months Ended June 30,
	2025			2024
	Income	Shares	Per Share	Income	Shares	Per Share

	(In millions, except per share amounts)
Basic:
Income attributable to common stock	$950	362	$2.62	$673	337	$2.00
Diluted:
Income attributable to common stock	$950	362	$2.62	$673	337	$2.00

The diluted earnings per share calculation excludes 3.6 million and 2.3 million of options and restricted stock units that were anti-dilutive during the second quarters of 2025 and 2024, respectively, and 3.6 million and 2.1 million during the first six months of 2025 and 2024, respectively.
Stock Repurchase Program
In the second quarter of 2025, the Company repurchased approximately 2.7 million shares at an average price of $18.53 per share. For the six months ended June 30, 2025, the Company repurchased 7.1 million shares at an average price of $21.21 per share, and as of June 30, 2025, the Company had remaining authorization to repurchase up to 27.7 million shares. In the second quarter of 2024, the Company repurchased approximately 1.5 million shares at an average price of $28.72 per share. For the six months ended June 30, 2024, the Company repurchased 4.5 million shares at an average price of $31.77 per share
The Company repurchased 1.0 million shares at an average price of $19.28 per share in July 2025, and as of July 31, 2025, the Company had remaining authorization to repurchase up to 26.7 million shares.
The Company is not obligated to acquire any additional shares. Shares may be purchased either in the open market or through privately negotiated transactions.
Common Stock Dividend
For the quarters ended June 30, 2025 and June 30, 2024, the Company paid $90 million and $92 million, respectively, in dividends on its common stock. For the six months ended June 30, 2025 and June 30, 2024, the Company paid $181 million and $168 million, respectively, in dividends on its common stock.
Common Stock Issuance
In the second quarter of 2024, in connection with the Callon acquisition, the Company issued approximately 70 million shares of common stock in exchange for Callon common stock. The total value of stock consideration was approximately $2.4 billion based on APA’s stock price on the closing date of the acquisition.

12.    BUSINESS SEGMENT INFORMATION
As of June 30, 2025, the Company’s consolidated subsidiaries are engaged in exploration, development, and/or production across four operating segments: the U.S., Egypt, North Sea, and Suriname. The Company’s business explores for, develops, and produces crude oil, natural gas, and natural gas liquids. The Company also has exploration interests in Alaska, Uruguay, and other international locations that may, over time, result in reportable discoveries and development opportunities.
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
Financial information for each segment is presented below:

	U.S.	Egypt(1)	North Sea	Intersegment Eliminations & Other(2)	Total(3)

For the Quarter Ended June 30, 2025	(In millions)
Revenues:
Oil revenues	$730	$521	$130	$—	$1,381
Natural gas revenues	48	109	27	—	184
Natural gas liquids revenues	144	—	9	—	153
Oil, natural gas, and natural gas liquids production revenues	922	630	166	—	1,718
Purchased oil and gas sales	460	—	—	—	460
	1,382	630	166	—	2,178
Operating Expenses:
Lease operating expenses(4)	196	100	71	—	367
Gathering, processing, and transmission(4)	85	7	12	—	104
Purchased oil and gas costs	304	—	—	—	304
Taxes other than income(4)	54	—	—	—	54
Exploration(5)	1	40	—	2	43
Depreciation, depletion, and amortization(4)	328	149	53	—	530
Asset retirement obligation accretion	11	—	28	—	39
	979	296	164	2	1,441
Operating Income (Loss)(6)	$403	$334	$2	$(2)	737

Other Income (Expense):
Derivative instrument gains, net					138
Gain on divestitures, net					282
Other, net					14
General and administrative					(66)
Transaction, reorganization, and separation					(11)
Financing costs, net					(66)
Income Before Income Taxes					$1,028

	U.S.	Egypt(1)	North Sea	Intersegment Eliminations & Other(2)	Total(3)

For the Six Months Ended June 30, 2025	(In millions)
Revenues:
Oil revenues	$1,546	$1,103	$332	$—	$2,981
Natural gas revenues	152	200	65	—	417
Natural gas liquids revenues	340	—	19	—	359
Oil, natural gas, and natural gas liquids production revenues	2,038	1,303	416	—	3,757
Purchased oil and gas sales	1,057	—	—	—	1,057
	3,095	1,303	416	—	4,814
Operating Expenses:
Lease operating expenses(4)	396	210	168	—	774
Gathering, processing, and transmission(4)	170	12	26	—	208
Purchased oil and gas costs	778	—	—	—	778
Taxes other than income(4)	128	—	—	—	128
Exploration(5)	3	60	1	9	73
Depreciation, depletion, and amortization(4)	747	302	124	—	1,173
Asset retirement obligation accretion	21	—	57	—	78
	2,243	584	376	9	3,212
Operating Income (Loss)(6)	$852	$719	$40	$(9)	1,602

Other Income (Expense):
Derivative instrument gains, net					110
Gain on divestitures, net					280
Other, net					20
General and administrative					(164)
Transaction, reorganization, and separation					(48)
Financing costs, net					(9)
Income Before Income Taxes					$1,791

Total Assets(7)	$12,752	$3,386	$1,163	$777	$18,078

	U.S.	Egypt(1)	North Sea	Intersegment Eliminations & Other(2)	Total(3)

For the Quarter Ended June 30, 2024	(In millions)
Revenues:
Oil revenues	$1,021	$673	$213	$—	$1,907
Natural gas revenues	15	73	47	—	135
Natural gas liquids revenues	152	—	7	—	159
Oil, natural gas, and natural gas liquids production revenues	1,188	746	267	—	2,201
Purchased oil and gas sales	342	—	—	—	342
	1,530	746	267	—	2,543
Operating Expenses:
Lease operating expenses(4)	220	123	117	—	460
Gathering, processing, and transmission(4)	98	7	16	—	121
Purchased oil and gas costs	210	—	—	—	210
Taxes other than income(4)	78	—	—	—	78
Exploration(5)	37	25	1	8	71
Depreciation, depletion, and amortization(4)	361	152	75	—	588
Asset retirement obligation accretion	10	—	26	—	36
	1,014	307	235	8	1,564
Operating Income (Loss)(6)	$516	$439	$32	$(8)	979

Other Income (Expense):
Derivative instrument losses, net					(3)
Loss on previously sold Gulf of America properties					(17)
Gain on divestitures, net					276
Other, net					(7)
General and administrative					(85)
Transaction, reorganization, and separation					(115)
Financing costs, net					(100)
Income Before Income Taxes					$928

	U.S.	Egypt(1)	North Sea	Intersegment Eliminations & Other(2)	Total(3)

For the Six Months Ended June 30, 2024	(In millions)
Revenues:
Oil revenues	$1,609	$1,330	$400	$—	$3,339
Natural gas revenues	72	150	89	—	311
Natural gas liquids revenues	283	—	16	—	299
Oil, natural gas, and natural gas liquids production revenues	1,964	1,480	505	—	3,949
Purchased oil and gas sales	545	—	—	—	545
	2,509	1,480	505	—	4,494
Operating Expenses:
Lease operating expenses(4)	360	243	195	—	798
Gathering, processing, and transmission(4)	162	13	30	—	205
Purchased oil and gas costs	373	—	—	—	373
Taxes other than income(4)	135	—	—	—	135
Exploration(5)	107	56	1	55	219
Depreciation, depletion, and amortization(4)	575	297	146	—	1,018
Asset retirement obligation accretion	25	—	51	—	76
	1,737	609	423	55	2,824
Operating Income (Loss)(6)	$772	$871	$82	$(55)	1,670

Other Income (Expense):
Derivative instrument losses, net					(7)
Loss on previously sold Gulf of America properties					(83)
Gain on divestitures, net					283
Other, net					8
General and administrative					(178)
Transaction, reorganization, and separation					(142)
Financing costs, net					(176)
Income Before Income Taxes					$1,375

Total Assets(7)	$14,075	$3,740	$1,844	$536	$20,195
(1)Includes oil and gas production revenue that will be paid as taxes by EGPC on behalf of the Company for the quarters and six months ended June 30, 2025 and June 30, 2024 of:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

	(In millions)
Oil	$125	$177	$276	$351
Natural gas	26	19	50	40
(2)Includes Suriname operating expenses as the operating segment has not met the quantitative thresholds to be separately reported.
(3)Includes noncontrolling interests in Egypt.
(4)Represents significant segment expense categories that align with the segment-level information that is regularly provided to the CODM. The remaining expenses that comprise the Operating Income (Loss) amount by segment are deemed to be other segment expense categories necessary to arrive at the segment profit or loss.
(5)Exploration expense under Intersegment Eliminations & Other primarily reflects the Company’s Suriname exploration activities.
(6)Operating income includes no leasehold impairments for the second quarters of 2025 and 2024. Operating income includes no leasehold impairments for the first six months of 2025. Operating income of U.S. includes leasehold impairments of $10 million for the first six months of 2024.
(7)Intercompany balances are excluded from total assets.

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
In the first quarter of 2025, the Company announced a significant cost reduction initiative. The Company’s primary objective is to drive sustainable cost savings for the long-term and is targeting over $350 million in annualized savings within 2026. This will include reducing the Company’s overhead costs, addressing the capital cost structure for its drilling, completions, and facility investments, and improving efficiencies of day-to-day field operating practices.
The Company remains committed to its capital return framework for equity holders to participate more directly and materially in cash returns. The Company believes returning 60 percent of free cash flow through dividends and share repurchases creates a good balance for providing near-term cash returns to shareholders while still recognizing the importance of longer-term balance sheet strengthening.
•The Company pays a quarterly dividend of $0.25 per share on its common stock.
•Beginning in the fourth quarter of 2021 and through the end of the second quarter of 2025, the Company has repurchased 92.4 million shares of the Company’s common stock. Subsequent to the quarter ended June 30, 2025 through July 31, 2025, the Company repurchased 1.0 million shares, and as of July 31, 2025, the Company had remaining authorization to repurchase up to 26.7 million shares under the Company’s share repurchase programs.

Financial and Operational Highlights
In the second quarter of 2025, the Company reported net income attributable to common stock of $603 million, or $1.67 per diluted share, compared to net income of $541 million, or $1.46 per diluted share, in the second quarter of 2024. The Company reported lower revenues and operating expenses in the second quarter of 2025 compared to the second quarter of 2024, but the decrease in revenues, primarily on lower commodity prices, was offset by unrealized gains on commodity derivative instruments and cost reductions.
In the first six months of 2025, the Company reported net income attributable to common stock of $950 million, or $2.62 per diluted share, compared to net income of $673 million, or $2.00 per diluted share, in the first six months of 2024. The increase in net income in the first six months of 2025 was primarily driven by increased production from drilling activity in the Permian Basin coupled with the Callon merger, as well as gains on extinguishment of debt and derivative instruments.
The Company generated $2.3 billion of cash from operating activities during the first six months of 2025, 83 percent higher than the first six months of 2024. APA’s higher operating cash flows for the first six months of 2025 were primarily driven by the timing of working capital items. The Company repurchased 7.1 million shares of its common stock for $150 million and paid $181 million in dividends to APA common stockholders during the first six months of 2025. The Company exited the quarter with approximately $4.6 billion of debt, a reduction of $1.5 billion from year-end 2024.
Key operational highlights include:
United States
•Daily boe production from the Company’s U.S. assets, which decreased 4 percent from the second quarter of 2024, accounted for 62 percent of the Company’s worldwide production during the second quarter of 2025. The Company averaged seven drilling rigs in the Permian Basin, including four rigs in the Southern Midland Basin and three rigs in the Delaware Basin in the second quarter of 2025. The Company brought online 36 operated wells during the quarter. The Company’s core Permian Basin development program continues to represent key growth areas for the U.S. assets.
•APA holds approximately 750 MMBtu/d of firm capacity on various pipelines. As of June 30, 2025, the Company had open basis swap contracts which purchased NYMEX Henry Hub/Waha and sold NYMEX Henry Hub/HSC on approximately two-thirds of its firm transport capacity for 2025, thereby locking in a significant portion of cash flows associated with its marketing activities for the remainder of the year. Refer to Note 4—Derivative Instruments and Hedging Activities for further discussion of these basis swap agreements.
•During the second quarter of 2025, the Company and its partners announced a successful flow test of an exploratory well in Alaska, with the well averaging 2,700 b/d during the final flow period. The Company will evaluate the data from the well to determine next steps, and further appraisal drilling will determine the ultimate size of the discovery. The Company holds a 50 percent ownership interest in the project.
•During the second quarter of 2025, the Company completed the sale of certain non-core assets and leasehold in the Permian Basin, reflecting a full exit from New Mexico. The assets had a carrying value of $300 million and associated retirement obligation of $9 million, which were exchanged for total cash consideration of $573 million, inclusive of post-closing adjustments. The Company recognized a gain of $282 million in association with this sale. The divested assets represent less than 5 percent of the Company’s Permian Basin oil production. The Company used the proceeds from this transaction primarily for debt reduction.
International
•In Egypt, the Company averaged 13 drilling rigs and drilled 20 new productive wells during the second quarter of 2025. During the same period, the Company averaged 19 workover rigs as it continues to align its drilling and workover activity with a goal of driving improved capital efficiency. Second quarter 2025 gross and net production from the Company’s Egypt assets decreased 4 percent and increased 8 percent, respectively, from the second quarter of 2024.
•In Egypt, following the recent success of the gas program and the relative softening of oil prices, the Company now expects one-third of its activities to be gas-focused and anticipates continued strong performance for the rest of the year, with realized gas prices increasing through the period.

•Subsequent to the end of the quarter, the Government of Egypt awarded the Company an additional 2 million net exploration acreage in the Western Desert for a period of five years. This new acreage expands on the Company’s existing position in the country. In addition to a signature bonus of $25 million, the Company has committed to a drilling program on the acreage that the Company believes it will be able to meet in the normal course of operations. The transaction is expected to close in the third-quarter of 2025.
Results of Operations
Oil, Natural Gas, and Natural Gas Liquids Production Revenues
Revenue
The Company’s production revenues and respective contribution to total revenues by country were as follows:

	For the Quarter Ended June 30,				For the Six Months Ended June 30,
	2025		2024		2025		2024
	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution

	($ in millions)
Oil Revenues:
United States	$730	53%	$1,021	54%	$1,546	52%	$1,609	48%
Egypt(1)	521	38%	673	35%	1,103	37%	1,330	40%
North Sea	130	9%	213	11%	332	11%	400	12%
Total(1)	$1,381	100%	$1,907	100%	$2,981	100%	$3,339	100%

Natural Gas Revenues:
United States	$48	26%	$15	11%	$152	36%	$72	23%
Egypt(1)	109	59%	73	54%	200	48%	150	48%
North Sea	27	15%	47	35%	65	16%	89	29%
Total(1)	$184	100%	$135	100%	$417	100%	$311	100%

NGL Revenues:
United States	$144	94%	$152	96%	$340	95%	$283	95%
North Sea	9	6%	7	4%	19	5%	16	5%
Total(1)	$153	100%	$159	100%	$359	100%	$299	100%

Oil and Gas Revenues:
United States	$922	54%	$1,188	54%	$2,038	54%	$1,964	50%
Egypt(1)	630	37%	746	34%	1,303	35%	1,480	37%
North Sea	166	9%	267	12%	416	11%	505	13%
Total(1)	$1,718	100%	$2,201	100%	$3,757	100%	$3,949	100%
(1)    Includes revenues attributable to a noncontrolling interest in Egypt.

Production
The Company’s production volumes by country were as follows:

	For the Quarter Ended June 30,			For the Six Months Ended June 30,
	2025	Increase (Decrease)	2024	2025	Increase (Decrease)	2024
Oil Volume (b/d)
United States	123,725	(11)%	139,361	124,420	12%	111,441
Egypt(1)(2)	86,210	(2)%	87,702	86,192	(1)%	87,235
North Sea	25,309	(5)%	26,586	25,258	(10)%	28,190
Total	235,244	(7)%	253,649	235,870	4%	226,866

Natural Gas Volume (Mcf/d)
United States	519,276	2%	510,708	546,853	15%	477,223
Egypt(1)(2)	345,649	27%	273,077	331,507	18%	281,652
North Sea	29,174	(44)%	51,854	30,383	(42)%	52,229
Total	894,099	7%	835,639	908,743	12%	811,104

NGL Volume (b/d)
United States	79,632	1%	78,937	78,525	16%	67,756
North Sea	1,186	(23)%	1,550	1,165	(21)%	1,477
Total	80,818	—%	80,487	79,690	15%	69,233

BOE per day(3)
United States	289,902	(4)%	303,416	294,087	14%	258,733
Egypt(1)(2)	143,818	8%	133,215	141,443	5%	134,177
North Sea(4)	31,358	(15)%	36,778	31,487	(18)%	38,373
Total	465,078	(2)%	473,409	467,017	8%	431,283
(1)    Gross oil, natural gas, and NGL production in Egypt were as follows:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Oil (b/d)	123,852	139,490	125,927	138,731
Natural Gas (Mcf/d)	479,235	431,750	468,157	444,499
(2)    Includes net production volumes per day attributable to a noncontrolling interest in Egypt of:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Oil (b/d)	28,762	29,255	28,754	29,099
Natural Gas (Mcf/d)	115,319	91,094	110,596	93,954
(3)    The table shows production on a boe basis in which natural gas is converted to an equivalent barrel of oil based on a 6:1 energy equivalent ratio. This ratio is not reflective of the price ratio between the two products.
(4)    Average sales volumes from the North Sea for the second quarters of 2025 and 2024 were 28,015 boe/d and 37,491 boe/d, respectively, and 32,336 boe/d and 36,285 boe/d for the first six months of 2025 and 2024, respectively. Sales volumes may vary from production volumes as a result of the timing of liftings.

Pricing
The Company’s average selling prices by country were as follows:

	For the Quarter Ended June 30,			For the Six Months Ended June 30,
	2025	Increase (Decrease)	2024	2025	Increase (Decrease)	2024
Average Oil Price – Per barrel
United States	$64.84	(19)%	$80.54	$68.64	(13)%	$79.35
Egypt	66.39	(21)%	84.30	70.70	(16)%	83.75
North Sea	66.56	(21)%	84.62	71.61	(15)%	83.77
Total	65.58	(20)%	82.28	69.72	(15)%	81.57

Average Natural Gas Price – Per Mcf
United States	$1.03	232%	$0.31	$1.54	86%	$0.83
Egypt	3.48	19%	2.92	3.34	14%	2.93
North Sea	11.69	10%	10.61	13.42	35%	9.92
Total	2.28	29%	1.77	2.55	21%	2.11

Average NGL Price – Per barrel
United States	$19.87	(6)%	$21.22	$23.91	4%	$22.96
North Sea	41.62	(4)%	43.43	46.28	(1)%	46.66
Total	20.49	(5)%	21.68	24.54	4%	23.58
Second-Quarter 2025 compared to Second-Quarter 2024
Crude Oil Crude oil revenues for the second quarter of 2025 totaled $1.4 billion, a $526 million decrease from the comparative 2024 quarter. A 20 percent decrease in average realized prices decreased second-quarter 2025 oil revenues by $387 million compared to the second quarter of 2024, while a 7 percent lower average daily production decreased revenues by $139 million. Crude oil revenues accounted for 80 percent of total oil and gas production revenues and 51 percent of worldwide production in the second quarter of 2025. Crude oil prices realized in the second quarter of 2025 averaged $65.58 per barrel, compared with $82.28 per barrel in the comparative prior-year quarter.
The Company’s worldwide oil production decreased 18.4 Mb/d to 235.2 Mb/d during the second quarter of 2025 from the comparative prior-year period, primarily a result of natural production decline in the U.S. and the North Sea and the sale of non-core assets in the U.S. These decreases were offset by drilling activity in the Permian Basin and downtime recovery in the North Sea.
Natural Gas Natural gas revenues for the second quarter of 2025 totaled $184 million, a $49 million increase from the comparative 2024 quarter. A 29 percent increase in average realized prices increased second-quarter 2025 natural gas revenues by $38 million compared to the second quarter of 2024, while a 7 percent higher average daily production increased revenues by $11 million. Natural gas revenues accounted for 11 percent of total oil and gas production revenues and 32 percent of worldwide production during the second quarter of 2025.
The Company’s worldwide natural gas production increased 58.5 MMcf/d to 894.1 MMcf/d during the second quarter of 2025 from the comparative prior-year period, primarily a result of increased drilling activity in Egypt and the Permian Basin. Natural gas production was also higher as a result of lower volume curtailments at Alpine High compared with the 2024 period in response to extreme Waha basis differentials. These increases were partially offset by natural production decline in the U.S. and North Sea, the sale of non-core assets, and operational downtime in the U.S.
NGL NGL revenues for the second quarter of 2025 totaled $153 million, a $6 million decrease from the comparative 2024 quarter. A 5 percent decrease in average realized prices decreased second-quarter 2025 NGL revenues by $9 million compared to the second quarter of 2024, partially offset by slightly higher average daily production, which increased revenues by $3 million. NGL revenues accounted for 9 percent of total oil and gas production revenues and 17 percent of worldwide production during the second quarter of 2025.

The Company’s worldwide NGL production increased 0.3 Mb/d to 80.8 Mb/d during the second quarter of 2025 from the comparative prior-year period, primarily a result of increased drilling activity in the Permian Basin and reduced volume curtailments at Alpine High compared with the 2024 period in response to extreme Waha basis differentials. These increases were offset by natural production decline in the U.S. and North Sea, the sale of non-core assets and operational downtime in the U.S.
Year-to-Date 2025 compared to Year-to-Date 2024
Crude Oil Crude oil revenues for the first six months of 2025 totaled $3.0 billion, a $358 million decrease from the comparative 2024 period. A 15 percent decrease in average realized prices lowered oil revenues for the 2025 period by $485 million compared to the same prior-year period, while a 4 percent higher average daily production increased oil revenues by $127 million. Crude oil revenues accounted for 79 percent of total oil and gas production revenues and 51 percent of worldwide production for the first six months of 2025. Crude oil prices realized during the first six months of 2025 averaged $69.72 per barrel, compared to $81.57 per barrel in the comparative prior-year period.
The Company’s worldwide oil production increased 9.0 Mb/d to 235.9 Mb/d in the first six months of 2025 compared to the same prior-year period, primarily a result of increased drilling activity in the Permian Basin coupled with the Callon acquisition in the U.S. and downtime recovery in the North Sea. These increases were offset by natural production decline across all assets and the sale of non-core assets in the U.S.
Natural Gas Natural gas revenues for the first six months of 2025 totaled $417 million, a $106 million increase from the comparative 2024 period. A 21 percent increase in average realized prices increased natural gas revenues for the 2025 period by $63 million compared to the same prior-year period, while 12 percent higher average daily production increased revenues by $43 million. Natural gas revenues accounted for 11 percent of total oil and gas production revenues and 32 percent of worldwide production for the first six months of 2025.
The Company’s worldwide natural gas production increased 97.6 MMcf/d to 909 MMcf/d in the first six months of 2025 compared to the same prior-year period, primarily a result of increased drilling activity in the Permian Basin coupled with the Callon acquisition in the U.S., and downtime recovery in the North Sea. Natural gas production was also higher as a result of reduced volume curtailments at Alpine High compared with the 2024 period in response to extreme Waha basis differentials. These increases were offset by natural production decline in the U.S. and North Sea, the sale of non-core assets, and operational downtime in the U.S.
NGL NGL revenues for the first six months of 2025 totaled $359 million, a $60 million increase from the comparative 2024 period. A 15 percent higher average daily production increased NGL revenues for the 2025 period by $48 million compared to the same prior-year period, while a 4 percent increase in average realized prices increased revenues by $12 million. NGL revenues accounted for 10 percent of total oil and gas production revenues and 17 percent of worldwide production for the first six months of 2025.
The Company’s worldwide NGL production increased 10.5 Mb/d to 79.7 Mb/d in the first six months of 2025 compared to the same prior-year period, primarily a result of increased drilling activity in the Permian Basin coupled with the Callon acquisition in the U.S. NGL production was also higher as a result of reduced volume curtailments at Alpine High compared with the 2024 period in response to extreme Waha basis differentials. These increases were offset by natural production decline in the U.S. and North Sea, the sale of non-core assets in the U.S., and the cessation of new drilling in the North Sea.
Purchased Oil and Gas Sales
Purchased oil and gas sales represent volumes primarily attributable to domestic oil and gas purchases that were sold by the Company to fulfill oil and natural gas takeaway obligations and delivery commitments. Sales related to purchased volumes totaled $460 million and $342 million during the second quarters of 2025 and 2024, respectively, and $1.1 billion and $545 million during the first six months of 2025 and 2024, respectively. Purchased oil and gas sales were partially offset by associated purchase costs of $304 million and $210 million during the second quarters of 2025 and 2024, respectively, and $778 million and $373 million, respectively, during the first six months of 2025 and 2024, respectively. Gross purchased oil and gas sales values were higher in the second quarter and the first six months of 2025, primarily driven by higher natural gas volume sales and higher gas prices, as well as activity associated with the Callon acquisition.

Operating Expenses
The Company’s operating expenses were as follows and include costs attributable to a noncontrolling interest in Egypt:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

	(In millions)
Lease operating expenses	$367	$460	$774	$798
Gathering, processing, and transmission	104	121	208	205
Purchased oil and gas costs	304	210	778	373
Taxes other than income	54	78	128	135
Exploration	43	71	73	219
General and administrative	66	85	164	178
Transaction, reorganization, and separation	11	115	48	142
Depreciation, depletion, and amortization:
Oil and gas property and equipment	523	582	1,159	1,001
Gathering, processing, and transmission assets	2	1	3	3
Other assets	5	5	11	14
Asset retirement obligation accretion	39	36	78	76
Financing costs, net	66	100	9	176
Total Operating Expenses	$1,584	$1,864	$3,433	$3,320
Lease Operating Expenses (LOE)
LOE decreased $93 million and $24 million from the second quarter and the first six months of 2024, respectively. On a per-unit basis, LOE decreased 18 percent and 11 percent in the second quarter and the first six months of 2025, respectively, when compared to the second quarter and the first six months of 2024. The decrease in absolute costs was primarily driven by overall lower operating costs and lower workover activity coupled with the sale of non-core assets in the Permian Basin, compared to the same prior-year periods. The decrease in absolute costs for the first six months of 2025 was partially offset by activity related to the Callon transaction.
Gathering, Processing, and Transmission (GPT)
The Company’s GPT expenses were as follows:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

	(In millions)
Third-party processing and transmission costs	$104	$121	$208	$182
Midstream service costs – Kinetik	—	—	—	23
Total Gathering, processing, and transmission	$104	$121	$208	$205
GPT costs decreased $17 million and increased $3 million from the second quarter and the first six months of 2024, respectively. The decrease in third-party costs for the second quarter of 2025 was primarily driven by decreased oil production volumes in the U.S. and decreased natural gas and NGL production volumes in the North Sea compared to the same prior-year period. The increase in third-party costs for the first six months of 2025 was driven by an increase in oil, natural gas, and NGL production volumes in the U.S. compared to the same prior-year period, primarily related to the Callon acquisition.
Purchased Oil and Gas Costs
Purchased oil and gas costs increased $94 million and $405 million from the second quarter and the first six months of 2024, respectively. The increase in the second quarter and the first six months of 2025 was primarily driven by increased oil volume purchases and gas volumes purchased at a higher rate coupled with activity associated with the Callon acquisition, compared to the same prior-year periods. With widening margins under third-party gas agreements, purchased oil and gas costs were more than offset by associated sales to fulfill oil and natural gas takeaway obligations and delivery commitments in the second quarter and first six months of 2025, as discussed above.

Taxes Other Than Income
Taxes other than income decreased $24 million and $7 million from the second quarter and the first six months of 2024, respectively, primarily from lower severance taxes driven by lower oil prices and lower ad valorem taxes.
Exploration Expenses
The Company’s exploration expenses were as follows:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

	(In millions)
Unproved leasehold impairments	$—	$—	$—	$10
Dry hole expense	32	41	43	164
Geological and geophysical expense	—	15	4	16
Exploration overhead and other	11	15	26	29
Total Exploration	$43	$71	$73	$219
Exploration expenses decreased $28 million and $146 million from the second quarter and the first six months of 2024, respectively. The decrease in expenses for the second quarter of 2025 was primarily driven by higher dry hole and seismic expenses in Alaska in the prior-year period. These decreases were partially offset by increased dry hole expenses in Egypt. The decrease in expenses for the first six months of 2025 was primarily driven by higher dry hole expenses in Alaska and Suriname in the prior-year period.
General and Administrative (G&A) Expenses
G&A expenses decreased $19 million and $14 million from the second quarter and the first six months of 2024, respectively. The decreases in expenses compared with the comparative prior-year periods were primarily driven by the impacts of focused cost-reduction efforts on personnel and other overhead expenses. The decreases in expense for the first six months of 2025 were partially offset by higher cash-based stock compensation expense resulting from changes in expected payouts for the Company’s performance programs and the Company’s stock price.
Transaction, Reorganization, and Separation (TRS) Costs
TRS costs decreased $104 million and $94 million from the second quarter and the first six months of 2024, respectively. TRS costs for 2025 were primarily associated with employee separations and other cost-saving initiatives, while TRS costs for 2024 comprised primarily expenses associated with the Callon merger.
Depreciation, Depletion, and Amortization (DD&A)
Total DD&A expenses decreased $58 million and increased $155 million from the second quarter and the first six months of 2024, respectively. The Company’s DD&A rate on its oil and gas properties decreased $1.05 per boe and increased $0.86 per boe from the second quarter and the first six months of 2024, respectively. The decrease in DD&A absolute expenses and on a per boe basis for the second quarter of 2025 was primarily driven by lower DD&A rates resulting from the sale of non-core assets in the Permian Basin. For the first six months of 2025, the Company’s higher DD&A rate on its oil and gas properties on a per boe basis was driven by year-end 2024 negative gas price-related reserve revisions in the U.S. Permian Basin coupled with higher DD&A rates resulting from the Callon acquisition. Higher absolute dollar amounts of DD&A for the first six months of 2025 was directly impacted by these higher rates.

Financing Costs, Net
The Company’s Financing costs were as follows:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

	(In millions)
Interest expense	$86	$108	$177	$193
Amortization of debt issuance costs	2	2	4	3
Capitalized interest	(16)	(7)	(20)	(14)
Gain on extinguishment of debt	(3)	—	(145)	—
Interest income	(3)	(3)	(7)	(6)
Total Financing costs, net	$66	$100	$9	$176
Net financing costs decreased $34 million and $167 million from the second quarter and the first six months of 2024, respectively. The lower overall interest expense was primarily a result of lower outstanding credit facility borrowings compared to the prior-year periods. The decrease in total financing costs, net during the first six months of 2025 was further driven by gains on extinguishment of debt from the Company’s cash tender purchases during the first quarter of 2025.
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
The Company’s effective income tax rate for the six months ended June 30, 2025 differed from the U.S. federal statutory income tax rate of 21 percent due to taxes on foreign operations and a deferred tax expense related to the remeasurement of taxes in the U.K. as a result of the enactment of Finance Act 2025 on March 20, 2025. The Company’s effective income tax rate for the six months ended June 30, 2024 differed from the U.S. federal statutory income tax rate of 21 percent due to taxes on foreign operations.
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
On July 4, 2025, the U.S. enacted the One Big Beautiful Bill Act of 2025 (OBBBA). Among other changes, the OBBBA expanded and made permanent 100 percent bonus depreciation for eligible assets acquired and placed in service after January 19, 2025, and aligned the treatment of intangible drilling costs for CAMT purposes with regular tax treatment starting in 2026. The Company does not expect the OBBBA to have a material impact on total tax expense for the year ended December 31, 2025. Under U.S. GAAP, the financial statement impact of new legislation is recorded in the period of enactment. Therefore, the Company will record the impact of OBBBA in the third quarter of 2025.
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
The Company expects its full-year 2025 estimated upstream capital investment to be approximately $2.3 billion to $2.4 billion. During the second quarter of 2025, the Company initiated its plans to reduce Permian rig count from eight to six, reflecting a sustained step-change in drilling efficiencies. In Egypt, following the recent success of the gas program and the relative softening of oil prices, the Company now expects one-third of its activities to be gas-focused. This activity set equates to a combined development capital budget for the Permian Basin, Egypt, and North Sea of approximately $2.0 billion. In addition, the Company will invest approximately $275 million for Suriname development and $65 million for other exploration activities. APA remains committed to its capital return framework for equity holders to participate more directly and materially in cash returns through dividends and share repurchases.
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

Sources and Uses of Cash
The following table presents the sources and uses of the Company’s cash and cash equivalents for the periods presented:

	For the Six Months Ended June 30,
	2025	2024

	(In millions)
Sources of Cash and Cash Equivalents:
Net cash provided by operating activities	$2,277	$1,245
Fixed-rate debt borrowings	846	—
Proceeds from commercial paper and revolving credit facilities, net	—	63
Proceeds from term loan facility	—	1,500
Proceeds from asset divestitures	571	729
Proceeds from sale of Kinetik Shares	—	428
Total Sources of Cash and Cash Equivalents	3,694	3,965
Uses of Cash and Cash Equivalents:
Additions to upstream oil and gas property	$1,437	$1,245
Leasehold and property acquisitions	20	63
Payments on commercial paper and revolving credit facilities, net	333	—
Payments on term loan facility	900	—
Payment on Callon Credit Agreement	—	472
Payments on fixed-rate debt	954	1,641
Dividends paid to APA common stockholders	181	168
Distributions to noncontrolling interest	217	123
Treasury stock activity, net	150	144
Other, net	20	36
Total Uses of Cash and Cash Equivalents	4,212	3,892
Increase (Decrease) in Cash and Cash Equivalents	$(518)	$73
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
Net cash provided by operating activities during the first six months of 2025 totaled $2.3 billion, $1.1 billion higher from the first six months of 2024, primarily due to timing of working capital items.
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
Fixed-Rate Debt Borrowings During the first six months of 2025, the Company issued new notes for proceeds of $846 million, after deducting discounts and loan costs, to fund in part APA’s purchase of Apache notes in APA’s cash tender offers.
Proceeds from Asset Divestitures The Company received $571 million and $729 million in proceeds from the divestitures of certain non-core assets during the first six months of 2025 and 2024, respectively. For more information regarding the Company’s acquisitions and divestitures, refer to Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Uses of Cash and Cash Equivalents
Additions to Oil & Gas Property During the first six months of 2025 and 2024, exploration and development cash expenditures were $1.4 billion and $1.2 billion, respectively. The increase in capital investment compared to the prior-year period is reflective of the properties acquired from the Callon acquisition, which increased the number of drilling rigs being operated in the Permian Basin, partially offset by the Company’s decision to eliminate drilling activity in the North Sea and the sale of certain non-core assets and leasehold in the Permian Basin. The Company operated an average of approximately 21 drilling rigs during the first six months of 2025, compared to an average of approximately 25 drilling rigs during the first six months of 2024.
Leasehold and Property Acquisitions During the first six months of 2025 and 2024, the Company completed other leasehold and property acquisitions, primarily in the Permian Basin, for total cash consideration of $20 million and $63 million, respectively.
Payments on Commercial Paper and Revolving Credit Facilities, Net During the first six months of 2025, the Company made net payments of $333 million on its commercial paper and U.S. dollar denominated syndicated credit facility borrowings. As of June 30, 2025, there were no outstanding borrowings under each of the Company’s commercial paper and U.S. dollar denominated syndicated credit facility.
Payments on Term Loan Facility During the first six months of 2025, the Company made a payment of $900 million on its syndicated term loan credit agreement and fully repaid the term loans. For additional details of this credit agreement, see “Unsecured Committed Term Loan Facility” in the Liquidity section below.
Payments on Fixed-Rate Debt During the first six months of 2025, the Company settled its private exchange and cash tender offers for certain notes and debentures of Apache and made open market repurchases for an aggregate cash payment amount of $954 million, reflecting principal amounts, discount to par, and associated fees.
The Company may, and expects that Apache will continue to, reduce debt outstanding under its indentures from time to time.
Dividends Paid to APA Common Stockholders During the first six months of 2025 and 2024, the Company paid $181 million and $168 million, respectively, for dividends on its common stock.
Distributions to Noncontrolling Interest Sinopec International Petroleum Exploration and Production Corporation (Sinopec) holds a one-third minority participation interest in the Company’s oil and gas operations in Egypt. During the first six months of 2025 and 2024, the Company paid $217 million and $123 million, respectively, in cash distributions to Sinopec.
Treasury Stock Activity, net In the first six months of 2025, the Company repurchased 7.1 million shares at an average price of $21.21 per share and an aggregate purchase price of approximately $150 million, and as of June 30, 2025, the Company had remaining authorization to repurchase 27.7 million shares. In the first six months of 2024, the Company repurchased 4.5 million shares at an average price of $31.77 per share and an aggregate purchase price of approximately $144 million.
Liquidity
The following table presents a summary of the Company’s key financial indicators:

	June 30, 2025	December 31, 2024

	(In millions)
Cash and cash equivalents	$107	$625
Total debt – APA and Apache	4,551	6,044
Total equity	6,903	6,362
Available committed borrowing capacity under syndicated credit facilities	3,808	2,966
Cash and Cash Equivalents As of June 30, 2025, the Company had $107 million in cash and cash equivalents. The majority of the Company’s cash is invested in highly liquid, investment-grade instruments with maturities of three months or less at the time of purchase.

Debt As of June 30, 2025, the Company had $4.6 billion in total debt outstanding, which consisted of notes and debentures of APA and Apache, credit facility and/or commercial paper borrowings, and finance lease obligations. As of June 30, 2025, current debt included $2 million of finance lease obligations and $261 million of APA and Apache notes coming due within the next year.
Indenture Debt Activity During the first six months of 2025, the Company purchased in the open market and had canceled indebtedness issued under indentures of APA and Apache in an aggregate principal amount of $108 million for an aggregate purchase price of $100 million in cash, including accrued interest and broker fees, reflecting a discount to par of an aggregate $10 million. The Company recognized a $10 million gain on these repurchases. The repurchases were partially financed by APA’s borrowing under the Company’s commercial paper program. Refer to discussion of APA exchange and tender offers for Apache indenture debt below for further details regarding the gain on extinguishment of debt during the quarter ended March 31, 2025.
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
•Each series of APA notes and debentures issued in settlement of the exchange and tender offers and new notes offering were fully and unconditionally guaranteed by Apache until the first time that the aggregate principal amount of indebtedness under senior notes and debentures outstanding under Apache’s existing indentures was less than $1 billion, which occurred in May 2025, after which Apache’s guarantees were terminated in accordance with their terms on May 16, 2025.
•APA entered into two registration rights agreements, one covering notes and debentures issued in APA’s exchange and tender offers and one covering notes issued in APA’s new notes offering (each a Registration Rights Agreement). These offerings were not registered under the Securities Act of 1933, as amended (Securities Act), in reliance upon an exemption therefrom, and the APA notes and debentures issued pursuant to such offers are subject to certain transfer restrictions. Each Registration Rights Agreement requires APA to use commercially reasonable efforts to (i) cause to be filed a registration statement with respect to a registered offer to exchange each series of APA notes issued in settlement of the exchange and tender offers or new notes offering, as applicable, for registered notes issued by APA containing terms substantially identical in all material respects to the applicable series of APA notes issued in settlement of the exchange and tender offers or new notes offering (except that the registered notes will not contain terms with respect to transfer restrictions, registration rights applicable to the unregistered notes, or any increase in annual interest rate for failure to comply with such registration rights) and (ii) cause such registration statement to become effective under the Securities Act. If, among other events, such exchange offers are not completed on or prior to the 360th day following January 10, 2025, then additional interest will accrue at specified rates on the principal amount of such registrable securities.

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
Apache guaranteed obligations under each of the 2025 USD Agreement and 2025 GBP Agreement (each, a 2025 Agreement) effective until the aggregate principal amount of indebtedness under senior notes and debentures outstanding under Apache’s existing indentures first was less than US$1.0 billion, which occurred in May 2025, after which Apache’s guarantees were terminated in accordance with their terms on May 16, 2025.
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
As of June 30, 2025, there were no borrowings or letters of credit outstanding under the 2025 USD Agreement and an aggregate £183 million in letters of credit outstanding under the 2025 GBP Agreement. As of December 31, 2024, there were $10 million of borrowings and no letters of credit outstanding under the 2022 USD Agreement and an aggregate £303 million in letters of credit outstanding under the 2022 GBP Agreement.
Uncommitted Lines of Credit Each of the Company and Apache, from time to time, has and uses uncommitted credit and letter of credit facilities for working capital and credit support purposes. As of June 30, 2025 and December 31, 2024, there were no outstanding borrowings under these facilities. As of June 30, 2025, there were £705 million and $11 million in letters of credit outstanding under these facilities. As of December 31, 2024, there were £640 million and $11 million in letters of credit outstanding under these facilities.
Commercial Paper Program The Company has a commercial paper program under which it from time to time may issue in private placements exempt from registration under the Securities Act short-term unsecured promissory notes (CP Notes) up to a maximum aggregate face amount of $2.0 billion outstanding at any time. The program was established in December 2023, and the maximum aggregate face amount of CP Notes issuable thereunder was increased to $2.0 billion from $1.8 billion on June 20, 2025. The maturities of CP Notes may vary but may not exceed 397 days from the date of issuance. Outstanding CP Notes are supported by available borrowing capacity under the Company’s committed revolving credit facilities for general corporate purposes, which as of June 30, 2025, included the $2.0 billion 2025 USD Agreement.
Payment of CP Notes was unconditionally guaranteed on an unsecured basis by Apache, such guarantee effective until the first time that the aggregate principal amount of indebtedness under senior notes and debentures outstanding under Apache’s existing indentures was less than US$1.0 billion, which occurred in May 2025, after which Apache’s guarantees were terminated in accordance with their terms on June 20, 2025.
The CP Notes are sold under customary market terms in the U.S. commercial paper market at a discount from par or at par and bear interest at rates determined at the time of issuance.
As of June 30, 2025, the Company had no CP Notes outstanding. As of December 31, 2024, the Company had $323 million in aggregate face amount of CP Notes outstanding, which was classified as long-term debt.

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

As of June 30, 2025, the Company recorded an asset of $39 million, representing the remaining amount the Company expects to be reimbursed from security related to these decommissioning costs.
The Company has also recorded contingent liabilities in the amounts of $1.0 billion for each of the periods ended June 30, 2025 and December 31, 2024, representing the estimated costs of decommissioning it may be required to perform on the Legacy GOA Assets. There have been no other changes in estimates from December 31, 2024 that would have a material impact on the Company’s financial position, results of operations, or liquidity.
The Company recognized $17 million and $83 million in the second quarter and first six months of 2024, respectively, of losses for estimated decommissioning costs on GOA properties previously sold to Fieldwood and other GOA operators.

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
The Company’s average crude oil price realizations decreased 20 percent from $82.28 per barrel to $65.58 per barrel during the second quarters of 2024 and 2025, respectively. The Company’s average natural gas price realizations increased 29 percent from $1.77 per Mcf to $2.28 per Mcf during the second quarters of 2024 and 2025, respectively. The Company’s average NGL price realizations decreased 5 percent from $21.68 per barrel to $20.49 per barrel during the second quarters of 2024 and 2025, respectively. Based on average daily production for the second quarter of 2025, a $1.00 per barrel change in the weighted average realized oil price would have increased or decreased revenues for the quarter by approximately $21 million, a $0.10 per Mcf change in the weighted average realized natural gas price would have increased or decreased revenues for the quarter by approximately $8 million, and a $1.00 per barrel change in the weighted average realized NGL price would have increased or decreased revenues for the quarter by approximately $7 million.
The Company periodically enters into derivative positions on a portion of its projected crude oil and natural gas production through a variety of financial and physical arrangements intended to manage fluctuations in cash flows resulting from changes in commodity prices. Such derivative positions may include the use of futures contracts, swaps, and/or options. The Company does not hold or issue derivative instruments for trading purposes. As of June 30, 2025, the Company had open natural gas derivatives not designated as cash flow hedges in an asset position with a fair value of $110 million. A 10 percent increase in natural gas prices would increase the receivable by approximately $8 million, while a 10 percent decrease in prices would decrease the receivable by approximately $8 million. These fair value changes assume volatility based on prevailing market parameters at June 30, 2025. Refer to Note 4—Derivative Instruments and Hedging Activities in the Notes to Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for notional volumes and terms with the Company’s derivative contracts.
Interest Rate Risk
As of June 30, 2025, the Company had $4.6 billion, net, in outstanding notes and debentures, all of which was fixed-rate debt, with a weighted average interest rate of 5.64 percent. Although near-term changes in interest rates may affect the fair value of fixed-rate debt, such changes do not expose the Company to the risk of earnings or cash flow loss associated with that debt.
The Company is also exposed to interest rate risk related to its interest-bearing cash and cash equivalents balances and amounts outstanding under its term loan facility, commercial paper program, and syndicated credit facilities. As of June 30, 2025, the Company had approximately $107 million in cash and cash equivalents, approximately 79 percent of which was invested in money market funds and short-term investments with major financial institutions. As of June 30, 2025, there were no borrowings outstanding under the Company’s term loan facility, commercial paper program, and syndicated revolving credit facilities. Changes in the interest rate applicable to short-term investments, term loan facility, commercial paper program, and credit facility borrowings are expected to have an immaterial impact on earnings and cash flows but could impact interest costs associated with future debt issuances or any future borrowings.

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
Foreign currency gains and losses also arise when monetary assets and monetary liabilities denominated in foreign currencies are translated at the end of each month. Foreign currency gains and losses are included as either a component of “Other” under “Revenues and Other” or, as is the case when the Company re-measures its foreign tax liabilities, as a component of the Company’s provision for income tax expense on the statement of consolidated operations. Foreign currency net gain or loss of $2 million would result from a 10 percent weakening or strengthening, respectively, in the British pound as of June 30, 2025.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Company’s Chief Executive Officer, in his capacity as principal executive officer, and Ben C. Rodgers, the Company’s Executive Vice President and Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2025, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that the information the Company is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information on shares of common stock repurchased by the Company during the quarter ended June 30, 2025:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 to April 30, 2025	603,233	16.59	603,233	29,779,317
May 1 to May 31, 2025	—	—	—	29,779,317
June 1 to June 30, 2025	2,096,211	19.09	2,096,211	27,683,106
Total	2,699,444	$18.53
(1) During the third quarter of 2022, the Company's Board of Directors authorized the purchase of 40 million shares of the Company's common stock. Shares may be purchased either in the open market or through privately negotiated transactions. The Company is not obligated to acquire any specific number of shares.
ITEM 5.    OTHER INFORMATION
As previously reported, on April 1, 2024, APA completed its acquisition of Callon pursuant to the Agreement and Plan of Merger, dated January 3, 2024, by and among APA, Astro Comet Merger Sub Corp., a Delaware corporation and wholly owned subsidiary of APA (“Merger Sub”), and Callon. At the closing, Merger Sub merged with and into Callon, with Callon as the surviving entity (the “Merger”). APA is including in Exhibit 99.1 hereto additional pro forma financial information required by Rule 3-05 and Article 11 of Regulation S-X in connection with APA’s offering of securities in transactions registered under the Securities Act of 1933, as amended, or exempt from registration thereunder. The pro forma financial information included in Exhibit 99.1 hereto has been presented for informational purposes only, as required by Article 11 of Regulation S-X. It does not purport to represent the actual results of operations that APA and Callon would have achieved had the companies been combined during the periods presented in the pro forma financial information and is not intended to project the future results of operations that the combined company may achieve after completion of the Merger.
During the quarter ended June 30, 2025, none of the Company’s officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K promulgated under the Securities Act).

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
*99.1
Unaudited pro forma combined statement of operations of APA Corporation for the 12 months ended December 31, 2024 giving effect to the Merger as if it had been completed on January 1, 2023, and the related notes.

*101
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Statement of Consolidated Operations, (ii) Statement of Consolidated Comprehensive Income, (iii) Statement of Consolidated Cash Flows, (iv) Consolidated Balance Sheet, (v) Statement of Consolidated Changes in Equity and Noncontrolling Interests and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

APA CORPORATION

Dated:	August 7, 2025	/s/ BEN C. RODGERS
Ben C. Rodgers
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	August 7, 2025	/s/ REBECCA A. HOYT
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer, and Controller
(Principal Accounting Officer)