Form 10-Q
period 2025-09-30
APA Corp
filed 2025-11-06
CIK 1841666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of registrant’s common stock outstanding as of October 31, 2025	354,669,251

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
•asset retirement and decommissioning obligations, including changes to applicable regulatory and industry standards, the timing of related activities, and potential obligations to decommission previously owned assets;
•currency exchange rates;
•weather conditions;
•inflation rates;
•the impact of changes in tax legislation;
•the impact of international or domestic trade policy changes, including tariffs, import/export controls, and sanctions;
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
•other risks and uncertainties disclosed in the Company’s third-quarter 2025 earnings release;
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

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

	(In millions, except share data)
REVENUES AND OTHER:
Oil, natural gas, and natural gas liquids production revenues	$1,804	$2,058	$5,561	$6,007
Purchased oil and gas sales	311	473	1,368	1,018
Total revenues	2,115	2,531	6,929	7,025
Derivative instrument gains (losses), net	(97)	(10)	13	(17)
Gain on divestitures, net	5	1	285	284
Loss on previously sold Gulf of America properties	—	—	—	(83)
Other, net	(5)	18	15	26
	2,018	2,540	7,242	7,235
OPERATING EXPENSES:
Lease operating expenses	376	418	1,150	1,216
Gathering, processing, and transmission	110	123	318	328
Purchased oil and gas costs	184	292	962	665
Taxes other than income	51	70	179	205
Exploration	22	29	95	248
General and administrative	95	92	259	270
Transaction, reorganization, and separation	18	14	66	156
Depreciation, depletion, and amortization	565	595	1,738	1,613
Asset retirement obligation accretion	40	36	118	112
Impairments	—	1,111	—	1,111
Financing costs, net	46	100	55	276
	1,507	2,880	4,940	6,200
NET INCOME (LOSS) BEFORE INCOME TAXES	511	(340)	2,302	1,035
Current income tax provision	100	260	638	845
Deferred income tax provision (benefit)	133	(461)	303	(503)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	278	(139)	1,361	693
Net income attributable to noncontrolling interest	73	84	206	243
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$205	$(223)	$1,155	$450

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.57	$(0.60)	$3.20	$1.30
Diluted	$0.57	$(0.60)	$3.20	$1.29
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	357	370	361	348
Diluted	358	370	361	348
The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

	(In millions)
NET INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	$278	$(139)	$1,361	$693
OTHER COMPREHENSIVE LOSS, NET OF TAX:
Pension and postretirement benefit plan	—	—	(1)	(1)
COMPREHENSIVE INCOME (LOSS) INCLUDING NONCONTROLLING INTERESTS	278	(139)	1,360	692
Comprehensive income attributable to noncontrolling interest	73	84	206	243
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK	$205	$(223)	$1,154	$449

The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024

	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interests	$1,361	$693
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized derivative instrument losses, net	40	18
Gain on divestitures, net	(285)	(284)
Exploratory dry hole expense and unproved leasehold impairments	47	183
Depreciation, depletion, and amortization	1,738	1,613
Asset retirement obligation accretion	118	112
Impairments	—	1,111
Provision for (benefit from) deferred income taxes	303	(503)
Gain on extinguishment of debt	(147)	—
Loss on previously sold Gulf of America properties	—	83
Other, net	46	(14)
Changes in operating assets and liabilities:
Receivables	872	181
Inventories	10	(26)
Drilling advances and other current assets	293	37
Deferred charges and other long-term assets	11	(215)
Accounts payable	(305)	(191)
Accrued expenses	(253)	(271)
Deferred credits and noncurrent liabilities	(112)	57
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,737	2,584
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to upstream oil and gas property	(2,156)	(2,153)
Leasehold and property acquisitions	(20)	(64)
Proceeds from asset divestitures	590	724
Proceeds from sale of Kinetik Shares	—	428
Other, net	5	58
NET CASH USED IN INVESTING ACTIVITIES	(1,581)	(1,007)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments on) commercial paper and revolving credit facilities, net	(333)	190
Proceeds from term loan facility	—	1,500
Payments on term loan facility	(900)	(500)
Payment on Callon Credit Agreement	—	(472)
Fixed-rate debt borrowings	846	—
Payments on fixed-rate debt	(1,016)	(1,641)
Distributions to noncontrolling interest	(390)	(233)
Treasury stock activity, net	(215)	(146)
Dividends paid to APA common stockholders	(271)	(260)
Other, net	(27)	(38)
NET CASH USED IN FINANCING ACTIVITIES	(2,306)	(1,600)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(150)	(23)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	625	87
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$475	$64

SUPPLEMENTARY CASH FLOW DATA:
Interest paid, net of capitalized interest	$253	$306
Income taxes paid, net of refunds	762	876
The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30, 2025	December 31, 2024

	(In millions, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$475	$625
Receivables, net of allowance of $130 and $123	1,014	1,959
Other current assets (Note 5)	484	820
	1,973	3,404
PROPERTY AND EQUIPMENT:
Oil and gas properties	45,259	44,698
Gathering, processing, and transmission facilities	447	433
Other	556	562
Less: Accumulated depreciation, depletion, and amortization	(33,543)	(33,047)
	12,719	12,646
OTHER ASSETS:
Decommissioning security for sold Gulf of America properties (Note 10)	21	21
Deferred tax asset (Note 9)	2,384	2,703
Deferred charges and other	602	616
	$17,699	$19,390

LIABILITIES, NONCONTROLLING INTERESTS, AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$920	$1,224
Current debt	213	53
Other current liabilities (Note 6)	1,412	1,678
	2,545	2,955
LONG-TERM DEBT (Note 8)	4,275	5,991
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Deferred tax liability (Note 9)	—	14
Asset retirement obligation (Note 7)	2,647	2,591
Decommissioning contingency for sold Gulf of America properties (Note 10)	858	929
Other	511	548
	4,016	4,082
EQUITY:
Common stock, $0.625 par, 860,000,000 shares authorized, 492,032,169 and 491,579,646 shares issued, respectively	308	307
Paid-in capital	12,900	13,153
Accumulated deficit	(1,000)	(2,155)
Treasury stock, at cost, 136,370,361 and 126,182,497 shares, respectively	(6,254)	(6,037)
Accumulated other comprehensive income	11	12
APA SHAREHOLDERS’ EQUITY	5,965	5,280
Noncontrolling interest	898	1,082
TOTAL EQUITY	6,863	6,362
	$17,699	$19,390

The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(Unaudited)

	Common Stock	Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	APA SHAREHOLDERS’ EQUITY	Noncontrolling Interest	TOTAL EQUITY

	(In millions)
For the Quarter Ended September 30, 2024
Balance at June 30, 2024	$307	$13,322	$(2,286)	$(5,934)	$14	$5,423	$1,072	$6,495
Net loss attributable to common stock	—	—	(223)	—	—	(223)	—	(223)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	84	84
Distributions to noncontrolling interest	—	—	—	—	—	—	(110)	(110)
Common dividends declared ($0.25 per share)	—	(92)	—	—	—	(92)	—	(92)
Treasury stock activity, net	—	—	—	(3)	—	(3)	—	(3)
Other	—	9	—	—	—	9	—	9
Balance at September 30, 2024	$307	$13,239	$(2,509)	$(5,937)	$14	$5,114	$1,046	$6,160

For the Quarter Ended September 30, 2025
Balance at June 30, 2025	$308	$12,980	$(1,205)	$(6,189)	$11	$5,905	$998	$6,903
Net income attributable to common stock	—	—	205	—	—	205	—	205
Net income attributable to noncontrolling interest	—	—	—	—	—	—	73	73
Distributions to noncontrolling interest	—	—	—	—	—	—	(173)	(173)
Common dividends declared ($0.25 per share)	—	(89)	—	—	—	(89)	—	(89)
Treasury stock activity, net	—	—	—	(65)	—	(65)	—	(65)
Other	—	9	—	—	—	9	—	9
Balance at September 30, 2025	$308	$12,900	$(1,000)	$(6,254)	$11	$5,965	$898	$6,863

The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY AND NONCONTROLLING INTERESTS - Continued
(Unaudited)

	Common Stock	Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	APA SHAREHOLDERS’ EQUITY	Noncontrolling Interest	TOTAL EQUITY

	(In millions)
For the Nine Months Ended September 30, 2024
Balance at December 31, 2023	$263	$11,126	$(2,959)	$(5,790)	$15	$2,655	$1,036	$3,691
Net income attributable to common stock	—	—	450	—	—	450	—	450
Net income attributable to noncontrolling interest – Egypt	—	—	—	—	—	—	243	243
Distributions to noncontrolling interest – Egypt	—	—	—	—	—	—	(233)	(233)
Common dividends declared ($0.75 per share)	—	(260)	—	—	—	(260)	—	(260)
Issuance of common stock	44	2,370	—	—	—	2,414	—	2,414
Treasury stock activity, net	—	—	—	(147)	—	(147)	—	(147)
Other	—	3	—	—	(1)	2	—	2
Balance at September 30, 2024	$307	$13,239	$(2,509)	$(5,937)	$14	$5,114	$1,046	$6,160

For the Nine Months Ended September 30, 2025
Balance at December 31, 2024	$307	$13,153	$(2,155)	$(6,037)	$12	$5,280	$1,082	$6,362
Net income attributable to common stock	—	—	1,155	—	—	1,155	—	1,155
Net income attributable to noncontrolling interest – Egypt	—	—	—	—	—	—	206	206
Distributions to noncontrolling interest – Egypt	—	—	—	—	—	—	(390)	(390)
Common dividends declared ($0.75 per share)	—	(270)	—	—	—	(270)	—	(270)
Treasury stock activity, net	—	—	—	(217)	—	(217)	—	(217)
Other	1	17	—	—	(1)	17	—	17
Balance at September 30, 2025	$308	$12,900	$(1,000)	$(6,254)	$11	$5,965	$898	$6,863

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
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of September 30, 2025, the Company's significant accounting policies are consistent with those discussed in Note 1—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The Company’s financial statements for prior periods may include reclassifications that were made to conform to the current-year presentation.
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
The Company recorded no asset impairments in connection with fair value assessments during the third quarter and nine months ended September 30, 2025.
During the nine months ended September 30, 2024, the Company performed an economic assessment of its North Sea assets in light of several new regulatory guidelines and obligations surrounding significant tax levies and modernization of aging infrastructure. The Company determined that expected returns did not economically support making investments required under the combined impact of the regulations and expects to cease production at its facilities in the North Sea prior to 2030. As a result, the Company performed a fair value assessment of the present value of its oil and gas assets in the North Sea as of September 30, 2024. Accordingly, in the third quarter of 2024, the Company recognized impairments of $793 million on certain proved properties in the North Sea, which were written down to their estimated fair values. This impairment is discussed in further detail below in “Property and Equipment — Oil and Gas Property.”
Additionally, in the third quarter of 2024, the Company entered into an agreement to sell certain non-core U.S. oil and gas producing properties in the Permian Basin. As a result, a separate impairment analysis was performed for each of the assets within the disposal group. The analyses were based on the agreed-upon proceeds less costs to sell for the transaction, a Level 1 fair value measurement. The historical carrying value of the net assets to be divested exceeded the fair value implied by the expected net proceeds, resulting in an impairment totaling $315 million on the Company’s proved properties in the U.S.
Revenue Recognition
Receivables from contracts with customers, including receivables for purchased oil and gas sales and net of allowance for credit losses, were $862 million and $1.7 billion as of September 30, 2025 and December 31, 2024, respectively. Payments under all contracts with customers are typically due and received within a short-term period of one year or less, after physical delivery of the product or service has been rendered. During the third quarter of 2025, the Company collected a significant portion of its accounts receivable balance with the Egyptian General Petroleum Corporation (EGPC). As of the date of filing, substantially all remaining balances with EGPC are current.
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
Inventories
Inventories consist principally of tubular goods and equipment and are stated at the lower of weighted-average cost or net realizable value. Oil produced but not sold, primarily in the North Sea, is also recorded to inventory and is stated at the lower of the cost to produce or net realizable value. The Company recorded no inventory impairments during the nine months ended September 30, 2025. The Company recorded impairments to inventory of $3 million in the nine months ended September 30, 2024.
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
When circumstances indicate that the carrying value of proved oil and gas properties may not be recoverable, the Company compares unamortized capitalized costs to the expected undiscounted pre-tax future cash flows for the associated assets grouped at the lowest level for which identifiable cash flows are independent of cash flows of other assets. If the expected undiscounted pre-tax future cash flows, based on the Company’s estimate of future crude oil and natural gas prices, operating costs, anticipated production from proved reserves and other relevant data, are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value. The Company recorded no proved oil and gas property impairments during the nine months ended September 30, 2025.
During the nine months ended September 30, 2024, the Company updated its cessation-of-production dates for its North Sea operations, as discussed above in “Fair Value Measurements.” This change significantly altered the Company’s remaining oil and gas reserves in the North Sea and triggered an impairment assessment of the Company’s proved oil and gas properties at the end of the third quarter of 2024. Future production volumes and estimated future commodity prices are the largest drivers in the variability of future cash flows. Expected cash flows were estimated based on management’s views of forward pricing as of the balance sheet dates. A discount rate based on a market-based weighted-average cost of capital estimate was applied to the undiscounted cash flow estimate to value the Company’s North Sea assets. In connection with this assessment, the Company recognized impairments totaling $793 million on certain of the Company’s North Sea proved properties to an aggregate fair value of $263 million.
Additionally, during the third quarter of 2024, the Company recorded impairments totaling $315 million in connection with an agreement to sell certain non-core producing properties in the Permian Basin. These impairments are discussed in further detail above in “Fair Value Measurements” and in Note 2—Acquisitions and Divestitures.

Unproved leasehold impairments are typically recorded as a component of “Exploration” expense in the Company’s statement of consolidated operations. Gains on divestitures of the Company’s oil and gas properties are recognized under “Gain on divestitures, net” in the statement of consolidated operations upon closing of the transaction. Refer to Note 2—Acquisitions and Divestitures for more detail.
Transaction, Reorganization, and Separation (TRS)
The Company recorded $18 million and $66 million of TRS costs during the third quarter and the first nine months of 2025, respectively, and $14 million and $156 million of TRS costs during the third quarter and the first nine months of 2024, respectively. TRS costs incurred in the first nine months of 2025 comprised primarily employee separations and other cost-saving initiatives. TRS costs incurred in the first nine months of 2024 were primarily a result of transaction and separation costs related to the Callon acquisition coupled with separation costs in the North Sea.
New Pronouncements Issued But Not Yet Adopted
There were no changes in recently issued or adopted accounting standards from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 that would have an expected material effect on the Company.
2.    ACQUISITIONS AND DIVESTITURES
2025 Activity
Leasehold and Property Acquisitions
During the first nine months of 2025, the Company completed leasehold acquisitions, primarily in the Permian Basin, for aggregate cash consideration of approximately $20 million.
During the third quarter of 2025, the Government of Egypt awarded the Company an additional two million net exploration acres in the Western Desert. In addition to a signature bonus of $25 million, the Company has committed to a drilling program on the acreage that the Company believes it will be able to meet in the normal course of operations.
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
The following unaudited pro forma combined results for the third quarter and the first nine months ended September 30, 2024 reflect the consolidated results of operations of the Company as if the Callon acquisition had occurred on January 1, 2023. The unaudited pro forma information includes certain accounting adjustments for transaction costs, depreciation, depletion, and amortization expense, and estimated tax impacts of the pro forma adjustments.

	For the Quarter Ended September 30,	For the Nine Months Ended September 30,
	2024	2024

	(In millions, except share data)
Revenues	$2,531	$7,589
Net income (loss) attributable to common stock	(223)	556
Net income (loss) per common share – basic	(0.60)	1.50
Net income (loss) per common share – diluted	(0.60)	1.50
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
Leasehold and Property Acquisitions
During the third quarter and the first nine months of 2024, in addition to the Callon acquisition, the Company completed other leasehold and property acquisitions, primarily in the Permian Basin, for total cash consideration of approximately $1 million and $64 million, respectively.
U.S. Divestitures
During the first nine months of 2024, the Company completed the sale of non-core acreage in the East Texas Austin Chalk and Eagle Ford plays that had a carrying value of $347 million for aggregate cash proceeds of $253 million and the assumption of asset retirement obligations of $48 million. The Company recognized a $46 million loss during the first nine months of 2024 in association with this sale.
During the first nine months of 2024, the Company also completed the sale of non-core mineral and royalty interests in the Permian Basin that had a carrying value of $71 million for approximately $392 million after post-closing adjustments. The Company recognized a gain of $321 million during the first nine months of 2024 in association with this sale.
Additionally, during the third quarter and the first nine months of 2024, the Company completed the sale of non-core assets and leasehold in multiple transactions for aggregate cash proceeds of $1 million and $73 million, respectively, recognizing a gain of approximately $1 million and $9 million, respectively, upon closing of these transactions.

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
3.    CAPITALIZED EXPLORATORY WELL COSTS
The Company’s capitalized exploratory well costs were $314 million and $237 million as of September 30, 2025 and December 31, 2024, respectively. The increase is attributable to additional drilling activity in Egypt and Alaska. Approximately $8 million of suspended exploratory well costs previously capitalized for greater than one year at December 31, 2024 were charged to dry hole expense during the first nine months of 2025. During the first nine months of 2024, approximately $51 million of suspended well costs previously capitalized for greater than one year at December 31, 2023 were charged to dry hole expense.
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
Counterparty Risk
The use of derivative instruments exposes the Company to credit loss in the event of nonperformance by the counterparty. To reduce the concentration of exposure to any individual counterparty, the Company utilizes a diversified group of investment-grade rated counterparties, primarily financial institutions, for its derivative transactions. As of September 30, 2025, the Company had derivative positions with 11 counterparties. The Company monitors counterparty creditworthiness on an ongoing basis; however, it cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, the Company may be limited in its ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, the Company may not realize the benefit of some of its derivative instruments resulting from lower commodity prices.

Derivative Instruments
Commodity Derivative Instruments
As of September 30, 2025, the Company had the following open natural gas financial basis swap contracts:

		Basis Swap Purchased		Basis Swap Sold
Production Period	Settlement Index	MMBtu (in 000’s)	Weighted Average Price Differential	MMBtu (in 000’s)	Weighted Average Price Differential
October—December 2025	NYMEX Henry Hub/IF Waha	46,920	$(3.16)	—	—
October—December 2025	NYMEX Henry Hub/IF HSC	—	—	21,160	$(0.51)
January—December 2026	NYMEX Henry Hub/IF Waha	71,175	$(1.94)	—	—

Subsequent to September 30, 2025, the Company entered into basis swap contracts purchasing NYMEX Henry Hub/Waha totaling 18,250,000 MMBtu with a weighted average strike price of $(2.04) for January to December 2026.
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
Fair Value Measurements
The following table presents the Company’s derivative assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Price in Active Markets (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Netting(1)	Carrying Amount

	(In millions)
September 30, 2025
Assets:
Commodity derivative instruments	$—	$13	$—	$13	$—	$13
Liabilities:
Commodity derivative instruments	$—	$48	$—	$48	$—	$48
Contingent consideration arrangements	—	23	—	23	—	23
December 31, 2024
Liabilities:
Contingent consideration arrangements	$—	$18	$—	$18	$—	$18
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

	September 30, 2025	December 31, 2024

	(In millions)
Other Assets: Deferred charges and other	13	—
Total derivative assets	$13	$—

Current Liabilities: Other current liabilities	$71	$—
Deferred Credit and Other Noncurrent Liabilities: Other	—	18
Total derivative liabilities	$71	$18
Derivative Activity Recorded in the Statement of Consolidated Operations
The following table summarizes the effect of derivative instruments on the Company’s statement of consolidated operations:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

	(In millions)
Realized:
Commodity derivative instruments	$51	$3	$53	$1
Realized gains, net	51	3	53	1
Unrealized:
Commodity derivative instruments	(146)	(1)	(36)	(6)
Contingent consideration arrangements	(2)	(12)	(4)	(12)
Unrealized losses, net	(148)	(13)	(40)	(18)
Derivative instrument gains (losses), net	$(97)	$(10)	$13	$(17)
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
5.    OTHER CURRENT ASSETS
The following table provides detail of the Company’s other current assets:

	September 30, 2025	December 31, 2024

	(In millions)
Inventories	$361	$425
Drilling advances	85	184
Current decommissioning security for sold Gulf of America assets	19	157
Prepaid assets and other	19	54
Total Other current assets	$484	$820

6.    OTHER CURRENT LIABILITIES
The following table provides detail of the Company’s other current liabilities:

	September 30, 2025	December 31, 2024

	(In millions)
Accrued operating expenses	$139	$204
Accrued exploration and development	367	460
Accrued compensation and benefits	199	223
Accrued interest	55	93
Accrued income taxes	80	221
Current asset retirement obligation	103	103
Current operating lease liability	103	118
Current decommissioning contingency for sold Gulf of America properties	110	88
Other	256	168
Total Other current liabilities	$1,412	$1,678
7.    ASSET RETIREMENT OBLIGATION
The following table describes changes to the Company’s asset retirement obligation (ARO) liability:

September 30, 2025
(In millions)
Asset retirement obligation, December 31, 2024	$2,694
Liabilities incurred	18
Liabilities settled	(73)
Liabilities divested	(9)
Accretion expense	118
Revisions in estimated liabilities	2
Asset retirement obligation, September 30, 2025	2,750
Less current portion	(103)
Asset retirement obligation, long-term	$2,647
8.    DEBT AND FINANCING COSTS
The following table presents the carrying values of the Company’s debt:

	September 30, 2025	December 31, 2024

	(In millions)
APA notes and debentures before unamortized discount and debt issuance costs(1)	$3,579	$—
Apache notes and debentures before unamortized discount and debt issuance costs(2)	932	4,835
APA commercial paper, term loan, and revolving credit facilities(3)	—	1,233
Apache finance lease obligations	28	30
Unamortized discount	(23)	(25)
Debt issuance costs	(28)	(29)
Total debt	4,488	6,044
Current maturities	(213)	(53)
Long-term debt	$4,275	$5,991
(1) The fair values of the APA notes and debentures were $3.4 billion as of September 30, 2025. There was no APA indenture debt outstanding on December 31, 2024.
(2) The fair values of the Apache notes and debentures were $880 million and $4.4 billion as of September 30, 2025 and December 31, 2024, respectively. The Company uses a market approach to determine the fair values of its notes and debentures using estimates provided by an independent investment financial data services firm (a Level 2 fair value measurement).
(3) The carrying value of borrowings on the commercial paper, term loan, and revolving credit facilities approximates fair value because interest rates are variable and reflective of market rates.

At each of September 30, 2025 and December 31, 2024, current debt included $2 million of finance lease obligations and $211 million of APA and Apache notes coming due within the next year.
Financing Costs, Net
The following table presents the components of the Company’s financing costs, net:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

	(In millions)
Interest expense	$72	$109	$249	$302
Amortization of debt issuance costs	2	1	6	4
Capitalized interest	(12)	(8)	(32)	(22)
Gain on extinguishment of debt	(2)	—	(147)	—
Interest income	(14)	(2)	(21)	(8)
Financing costs, net	$46	$100	$55	$276
Indenture Debt Activity
On August 20, 2025, Apache redeemed the outstanding $51 million principal amount of 4.625% Notes due 2025, at a redemption price equal to 100 percent of their principal amount, plus accrued and unpaid interest to the redemption date.
Also during the third quarter of 2025, the Company purchased in the open market and had canceled indebtedness issued under indentures of APA and Apache in an aggregate principal amount of $14 million for an aggregate purchase price of $12 million in cash, including accrued interest and broker fees, reflecting a discount to par of an aggregate $3 million. The Company recognized a $2 million gain on these repurchases.
During the first nine months of 2025, the Company purchased in the open market and had canceled indebtedness issued under indentures of APA and Apache in an aggregate principal amount of $122 million for an aggregate purchase price of $112 million in cash, including accrued interest and broker fees, reflecting a discount to par of an aggregate $13 million. The Company recognized a $12 million gain on these repurchases.
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

•Each series of APA notes and debentures issued in settlement of the exchange and tender offers had the same interest rate, maturity date, and interest payment dates and the same optional redemption prices (if any) as the corresponding series of Apache notes and debentures for which they were exchanged.
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
•APA entered into two registration rights agreements, one covering notes and debentures issued in APA’s exchange and tender offers and one covering notes issued in APA’s new notes offering (each a Registration Rights Agreement). These offerings were not registered under the Securities Act of 1933, as amended (Securities Act), in reliance upon an exemption therefrom, and the APA notes and debentures issued pursuant to such offers are subject to certain transfer restrictions (collectively, the Unregistered Notes). Each Registration Rights Agreement required APA to use commercially reasonable efforts to cause to be filed and become effective under the Securities Act, a registration statement with respect to a registered offer to exchange each series of Unregistered Notes for registered notes and debentures issued by APA containing terms substantially identical in all material respects to the applicable series of Unregistered Notes (except that the registered notes and debentures do not contain terms with respect to transfer restrictions, registration rights applicable to the Unregistered Notes, or any increase in annual interest rate for failure to comply with such registration rights). In August 2025, APA filed such registration statement, and it became effective. On September 18, 2025, APA settled the exchange offers covered by such registration statement, issuing registered notes and debentures in the same aggregate principal amount as the Unregistered Notes accepted for exchange and canceled. Of the $3.6 billion aggregate principal amount of Unregistered Notes covered by the exchange offers, 99 percent was exchanged for registered notes and debentures, and the remaining Unregistered Notes remained outstanding.
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
As of September 30, 2025, there were no borrowings or letters of credit outstanding under the 2025 USD Agreement and an aggregate £1 million in letters of credit outstanding under the 2025 GBP Agreement. As of December 31, 2024, there were $10 million of borrowings and no letters of credit outstanding under the 2022 USD Agreement and an aggregate £303 million in letters of credit outstanding under the 2022 GBP Agreement.
Uncommitted Lines of Credit
Each of the Company and Apache, from time to time, has and uses uncommitted credit and letter of credit facilities for working capital and credit support purposes. As of September 30, 2025 and December 31, 2024, there were no outstanding borrowings under these facilities. As of September 30, 2025, there were £817 million and $11 million in letters of credit outstanding under these facilities. As of December 31, 2024, there were £640 million and $11 million in letters of credit outstanding under these facilities.
Commercial Paper Program
The Company has a commercial paper program under which it from time to time may issue in private placements exempt from registration under the Securities Act short-term unsecured promissory notes (CP Notes) up to a maximum aggregate face amount of $2.0 billion outstanding at any time. The program was established in December 2023, and the maximum aggregate face amount of CP Notes issuable thereunder was increased to $2.0 billion from $1.8 billion on June 20, 2025. The maturities of CP Notes may vary but may not exceed 397 days from the date of issuance. Outstanding CP Notes are supported by available borrowing capacity under the Company’s committed revolving credit facilities for general corporate purposes, which as of September 30, 2025, included the $2.0 billion 2025 USD Agreement.
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
As of September 30, 2025, the Company had no CP Notes outstanding. As of December 31, 2024, the Company had $323 million in aggregate face amount of CP Notes outstanding, which was classified as long-term debt.
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

The Company’s effective income tax rate for the three and nine months ended September 30, 2025 differed from the U.S. federal statutory income tax rate of 21 percent due to taxes on foreign operations and a deferred tax expense related to the remeasurement of taxes in the U.K. as a result of the enactment of Finance Act 2025 on March 20, 2025. The Company’s effective income tax rate for the three and nine months ended September 30, 2024 differed from the U.S. federal statutory income tax rate of 21 percent due to taxes on foreign operations.
On March 20, 2025, Finance Act 2025 was enacted, receiving Royal Assent, and included amendments to the Energy (Oil and Gas) Profits Levy Act of 2022, increasing the levy from a 35 percent rate to a 38 percent rate, among other changes, effective for the period of November 1, 2024 through March 31, 2030. Under GAAP, the financial statement impact of new legislation is recorded in the period of enactment. Therefore, in the first quarter of 2025, the Company recorded a deferred tax expense of $76 million related to the remeasurement of the December 31, 2024 U.K. deferred tax liability.
On July 4, 2025, the U.S. enacted the One Big Beautiful Bill Act of 2025 (OBBBA). Among other changes, the OBBBA expanded and made permanent 100 percent bonus depreciation for eligible assets acquired and placed in service after January 19, 2025, and aligned the treatment of intangible drilling costs for corporate alternative minimum tax (CAMT) purposes with regular tax treatment starting in 2026. The Company does not expect the OBBBA to have a material impact on total tax expense for the year ended December 31, 2025, as impacts to current tax expense are offset by impacts to deferred tax expense. In the third quarter of 2025, the Company has recorded a current tax benefit of $29 million fully offset by a deferred tax expense of the same amount.
On September 30, 2025, the Internal Revenue Service issued further interim guidance on CAMT. Among other changes, the guidance provided for a reduction to CAMT related to net operating loss utilization for regular federal income tax purposes. The Company does not expect this guidance to have a material impact on total tax expense for the year ended December 31, 2025, as impacts to current tax expense are offset by impacts to deferred tax expense. In the third quarter of 2025, the Company has recorded a current tax benefit of $60 million, fully offset by a deferred tax expense of the same amount.
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
10.    COMMITMENTS AND CONTINGENCIES
Legal Matters
The Company is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls, which also may include controls related to the potential impacts of climate change. As of September 30, 2025, the Company has an accrued liability of approximately $15 million for all legal contingencies that are deemed to be probable of occurring and can be reasonably estimated. The Company’s estimates are based on information known about the matters and its experience in contesting, litigating, and settling similar matters. Although actual amounts could differ from management’s estimate, none of the actions are believed by management to involve future amounts that would be material to the Company’s financial position, results of operations, or liquidity after consideration of recorded accruals. With respect to material matters for which the Company believes an unfavorable outcome is reasonably possible, the Company has disclosed the nature of the matter and a range of potential exposure, unless an estimate cannot be made at this time. It is management’s opinion that the loss for any other litigation matters and claims that are reasonably possible to occur will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
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
Currently, the State of Louisiana, a number of coastal parishes in Louisiana, and the City of New Orleans, as plaintiffs, are all pursuing various lawsuits against many oil and gas producers with current or historic operations in Louisiana. In these cases, the plaintiffs allege that defendants’ oil and gas exploration, production, and transportation operations in specified fields were conducted in violation of the State and Local Coastal Resources Management Act of 1978, as amended, and applicable regulations, rules, orders, and ordinances promulgated or adopted thereunder by the Parish or the State of Louisiana. Plaintiffs allege that defendants caused substantial damage to land and water bodies located in the coastal zone of Louisiana. Plaintiffs seek, among other things, unspecified damages for alleged violations of applicable law within the coastal zone, the payment of costs necessary to clear, re-vegetate, detoxify, and otherwise restore the subject coastal zone as near as practicable to its original condition, and actual restoration of the coastal zone to its original condition. Following its settlement with the plaintiff parishes, the state, and the City of New Orleans, the Company has now resolved all lawsuits and potential liabilities related to the pending coastal zone litigation. The recent settlement with the City of New Orleans is not material and will not have an adverse impact on the Company’s financial position or liquidity.
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
Environmental Matters
The Company is not aware of any environmental claims existing as of September 30, 2025, that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity. There can be no assurance, however, that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered on the Company’s properties.
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
As of September 30, 2025, the Company recorded an asset of $40 million representing the remaining amount the Company expects to be reimbursed from security related to these decommissioning costs.

The Company has also recorded contingent liabilities in the amounts of $1.0 billion for each of the periods ended September 30, 2025 and December 31, 2024, representing the estimated costs of decommissioning it may be required to perform on the Legacy GOA Assets. There have been no other changes in estimates from December 31, 2024, that would have a material impact on the Company’s financial position, results of operations, or liquidity.
The Company recognized $83 million in the first nine months of 2024, respectively, of losses for estimated decommissioning costs on GOA properties previously sold to Fieldwood and other GOA operators.
11.    CAPITAL STOCK
Net Income (Loss) per Common Share
The following table presents a reconciliation of the components of basic and diluted net income (loss) per common share in the consolidated financial statements:

	For the Quarter Ended September 30,
	2025			2024
	Income	Shares	Per Share	Loss	Shares	Per Share

	(In millions, except per share amounts)
Basic:
Income (loss) attributable to common stock	$205	357	$0.57	$(223)	370	$(0.60)
Effect of Dilutive Securities:
Stock compensation awards	$—	1	$—	$—	—	$—
Diluted:
Income (loss) attributable to common stock	$205	358	$0.57	$(223)	370	$(0.60)

	For the Nine Months Ended September 30,
	2025			2024
	Income	Shares	Per Share	Income	Shares	Per Share

	(In millions, except per share amounts)
Basic:
Income attributable to common stock	$1,155	361	$3.20	$450	348	$1.30
Effect of Dilutive Securities:
Stock options and other	$—	—	$—	$—	—	$(0.01)
Diluted:
Income attributable to common stock	$1,155	361	$3.20	$450	348	$1.29
The diluted earnings per share calculation excludes 3.2 million and 1.9 million of options and restricted stock units that were anti-dilutive during the third quarters of 2025 and 2024, respectively, and 3.5 million and 2.0 million during the first nine months of 2025 and 2024, respectively.
Stock Repurchase Program
In the third quarter of 2025, the Company repurchased approximately 3.1 million shares at an average price of $20.78 per share. During the nine months ended September 30, 2025, the Company repurchased 10.2 million shares at an average price of $21.08 per share, and as of September 30, 2025, the Company had remaining authorization to repurchase up to 24.6 million shares. In the third quarter of 2024, the Company repurchased approximately 0.1 million shares at an average price of $29.33 per share. During the nine months ended September 30, 2024, the Company repurchased 4.6 million shares at an average price of $31.72 per share.
The Company repurchased 1.0 million shares at an average price of $23.53 per share in October 2025, and as of October 31, 2025, the Company had remaining authorization to repurchase up to 23.6 million shares.
The Company is not obligated to acquire any additional shares. Shares may be purchased either in the open market or through privately negotiated transactions.

Common Stock Dividend
For the quarters ended September 30, 2025 and September 30, 2024, the Company paid $90 million and $92 million, respectively, in dividends on its common stock. For the nine months ended September 30, 2025 and September 30, 2024, the Company paid $271 million and $260 million, respectively, in dividends on its common stock.
Common Stock Issuance
In the second quarter of 2024, in connection with the Callon acquisition, the Company issued approximately 70 million shares of common stock in exchange for Callon common stock. The total value of stock consideration was approximately $2.4 billion based on APA’s stock price on the closing date of the acquisition.
12.    BUSINESS SEGMENT INFORMATION
As of September 30, 2025, the Company’s consolidated subsidiaries are engaged in exploration, development, and/or production across four operating segments: the U.S., Egypt, North Sea, and Suriname. The Company’s business explores for, develops, and produces crude oil, natural gas, and natural gas liquids. The Company also has exploration interests in Alaska, Uruguay, and other international locations that may, over time, result in reportable discoveries and development opportunities.
The Chief Operating Decision Maker (CODM) is a function (not necessarily an individual) that allocates the resources of the reporting entity and assesses the performance of its segments. Decisions to assess performance and allocate resources are made by the Company’s Chief Executive Officer (CEO), Mr. John J. Christmann, IV. Therefore, management has concluded that the CEO of the Company is the CODM. The information regularly reviewed by the CODM to assess performance and allocate resources is primarily associated with operating income from each segment and the resulting free cash flow, amongst other metrics. The Company concluded that the most comparable measure under GAAP is operating income.
Financial information for each segment is presented below:

	U.S.	Egypt(1)	North Sea	Intersegment Eliminations & Other(2)	Total(3)

For the Quarter Ended September 30, 2025	(In millions)
Revenues:
Oil revenues	$737	$565	$168	$—	$1,470
Natural gas revenues	34	130	28	—	192
Natural gas liquids revenues	134	—	8	—	142
Oil, natural gas, and natural gas liquids production revenues	905	695	204	—	1,804
Purchased oil and gas sales	311	—	—	—	311
	1,216	695	204	—	2,115
Operating Expenses:
Lease operating expenses(4)	166	120	90	—	376
Gathering, processing, and transmission(4)	89	6	15	—	110
Purchased oil and gas costs	184	—	—	—	184
Taxes other than income(4)	51	—	—	—	51
Exploration(5)	4	11	—	7	22
Depreciation, depletion, and amortization(4)	339	160	66	—	565
Asset retirement obligation accretion	10	—	30	—	40
	843	297	201	7	1,348
Operating Income (Loss)(6)	$373	$398	$3	$(7)	767

Other Income (Expense):
Derivative instrument losses, net					(97)
Gain on divestitures, net					5
Other, net					(5)
General and administrative					(95)
Transaction, reorganization, and separation					(18)
Financing costs, net					(46)
Income Before Income Taxes					$511

	U.S.	Egypt(1)	North Sea	Intersegment Eliminations & Other(2)	Total(3)

For the Nine Months Ended September 30, 2025	(In millions)
Revenues:
Oil revenues	$2,283	$1,668	$500	$—	$4,451
Natural gas revenues	186	330	93	—	609
Natural gas liquids revenues	474	—	27	—	501
Oil, natural gas, and natural gas liquids production revenues	2,943	1,998	620	—	5,561
Purchased oil and gas sales	1,368	—	—	—	1,368
	4,311	1,998	620	—	6,929
Operating Expenses:
Lease operating expenses(4)	562	330	258	—	1,150
Gathering, processing, and transmission(4)	259	18	41	—	318
Purchased oil and gas costs	962	—	—	—	962
Taxes other than income(4)	179	—	—	—	179
Exploration(5)	7	71	1	16	95
Depreciation, depletion, and amortization(4)	1,086	462	190	—	1,738
Asset retirement obligation accretion	31	—	87	—	118
	3,086	881	577	16	4,560
Operating Income (Loss)(6)	$1,225	$1,117	$43	$(16)	2,369

Other Income (Expense):
Derivative instrument gains, net					13
Gain on divestitures, net					285
Other, net					15
General and administrative					(259)
Transaction, reorganization, and separation					(66)
Financing costs, net					(55)
Income Before Income Taxes					$2,302

Total Assets(7)	$12,694	$3,021	$1,152	$832	$17,699

	U.S.	Egypt(1)	North Sea	Intersegment Eliminations & Other(2)	Total(3)

For the Quarter Ended September 30, 2024	(In millions)
Revenues:
Oil revenues	$1,007	$673	$117	$—	$1,797
Natural gas revenues	7	81	15	—	103
Natural gas liquids revenues	153	—	5	—	158
Oil, natural gas, and natural gas liquids production revenues	1,167	754	137	—	2,058
Purchased oil and gas sales	473	—	—	—	473
	1,640	754	137	—	2,531
Operating Expenses:
Lease operating expenses(4)	222	109	87	—	418
Gathering, processing, and transmission(4)	110	6	7	—	123
Purchased oil and gas costs	292	—	—	—	292
Taxes other than income(4)	70	—	—	—	70
Exploration(5)	(1)	21	—	9	29
Depreciation, depletion, and amortization(4)	355	167	73	—	595
Asset retirement obligation accretion	10	—	26	—	36
Impairments	315	—	796	—	1,111
	1,373	303	989	9	2,674
Operating Income (Loss)(6)	$267	$451	$(852)	$(9)	(143)

Other Income (Expense):
Derivative instrument losses, net					(10)
Gain on divestitures, net					1
Other, net					18
General and administrative					(92)
Transaction, reorganization, and separation					(14)
Financing costs, net					(100)
Loss Before Income Taxes					$(340)

	U.S.	Egypt(1)	North Sea	Intersegment Eliminations & Other(2)	Total(3)

For the Nine Months Ended September 30, 2024	(In millions)
Revenues:
Oil revenues	$2,616	$2,003	$517	$—	$5,136
Natural gas revenues	79	231	104	—	414
Natural gas liquids revenues	436	—	21	—	457
Oil, natural gas, and natural gas liquids production revenues	3,131	2,234	642	—	6,007
Purchased oil and gas sales	1,018	—	—	—	1,018
	4,149	2,234	642	—	7,025
Operating Expenses:
Lease operating expenses(4)	582	352	282	—	1,216
Gathering, processing, and transmission(4)	272	19	37	—	328
Purchased oil and gas costs	665	—	—	—	665
Taxes other than income(4)	205	—	—	—	205
Exploration(5)	107	77	1	63	248
Depreciation, depletion, and amortization(4)	930	464	219	—	1,613
Asset retirement obligation accretion	35	—	77	—	112
Impairments	315	—	796	—	1,111
	3,111	912	1,412	63	5,498
Operating Income (Loss)(6)	$1,038	$1,322	$(770)	$(63)	1,527

Other Income (Expense):
Derivative instrument losses, net					(17)
Loss on previously sold Gulf of America properties					(83)
Gain on divestitures, net					284
Other, net					26
General and administrative					(270)
Transaction, reorganization, and separation					(156)
Financing costs, net					(276)
Income Before Income Taxes					$1,035

Total Assets(7)	$13,847	$3,525	$1,439	$565	$19,376
(1)Includes oil and gas production revenue that will be paid as taxes by EGPC on behalf of the Company for the quarters and nine months ended September 30, 2025 and September 30, 2024 of:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

	(In millions)
Oil	$146	$182	$422	$533
Natural gas	34	22	84	63
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
(6)Operating income includes no leasehold impairments for the third quarter of 2025. Operating loss of Suriname includes leasehold impairments of $1 million for the third quarter of 2024. Operating income includes no leasehold impairments for the first nine months of 2025. Operating income (loss) of U.S. and Suriname includes leasehold impairments of $10 million and $1 million, respectively, for the first nine months of 2024.
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
In the first quarter of 2025, the Company announced a significant cost reduction initiative. The Company’s primary objective is to drive sustainable cost savings for the long-term and is targeting $350 million in annualized savings across G&A, LOE, and capital by the end of 2025 and an additional $50 million to $100 million by the end of 2026. This will include reducing the Company’s overhead costs, addressing the capital cost structure for its drilling, completions, and facility investments, and improving efficiencies of day-to-day field operating practices.
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
•Beginning in the fourth quarter of 2021 and through the end of the third quarter of 2025, the Company has repurchased 95.5 million shares of the Company’s common stock. Subsequent to the quarter ended September 30, 2025 through October 31, 2025, the Company repurchased 1.0 million shares, and as of October 31, 2025, the Company had remaining authorization to repurchase up to 23.6 million shares under the Company’s share repurchase programs.

Financial and Operational Highlights
In the third quarter of 2025, the Company reported net income attributable to common stock of $205 million, or $0.57 per diluted share, compared to a net loss of $223 million, or $0.60 per diluted share, in the third quarter of 2024. In the first nine months of 2025, the Company reported net income attributable to common stock of $1.2 billion, or $3.20 per diluted share, compared to net income of $450 million, or $1.29 per diluted share, in the first nine months of 2024. The increase in net income in the third quarter and the first nine months of 2025 compared to the same prior-year periods was primarily driven by $1.1 billion of impairments recorded in the prior-year period. Lower operating expenses in the third quarter and first nine months of 2025, resulting largely from focused cost-reduction efforts undertaken in 2025, further contributed to the increase in net income.
The Company generated $3.7 billion of cash from operating activities during the first nine months of 2025, 45 percent higher than the first nine months of 2024. APA’s higher operating cash flows for the first nine months of 2025 were primarily driven by lower overall expenses, collection of outstanding receivables, and timing of other working capital items. The Company repurchased 10.2 million shares of its common stock for $215 million and paid $271 million in dividends to APA common stockholders during the first nine months of 2025. The Company exited the quarter with approximately $4.5 billion of debt, a reduction of $1.6 billion from year-end 2024.
Key operational highlights include:
United States
•Daily boe production from the Company’s U.S. assets, which decreased 7 percent from the third quarter of 2024, accounted for 61 percent of the Company’s worldwide production during the third quarter of 2025. The Company averaged six drilling rigs in the Permian Basin, including four rigs in the Southern Midland Basin and two rigs in the Delaware Basin in the third quarter of 2025. The Company brought online 42 operated wells during the quarter. The Company’s core Permian Basin development program continues to represent the key growth area for its U.S. assets.
•In the Permian Basin, the Company is currently operating five rigs, reflecting improved capital efficiency while sustaining the pace of wells brought online. The Company anticipates continuing this level of activity to deliver consistent year-over-year oil production. Should oil prices decline, the Company may moderate activity in 2026 and further reduce capital spending, with minimal anticipated impact on 2026 oil volumes.
•APA holds approximately 750,000 MMBtu/d of firm capacity on various pipelines. As of September 30, 2025, the Company had open basis swap contracts which purchased NYMEX Henry Hub/Waha and sold NYMEX Henry Hub/HSC on approximately two-thirds of its firm transport capacity for 2025 and including swap contracts entered into subsequent to September 30, 2025, approximately one-third for 2026, thereby locking in a significant portion of cash flows associated with its marketing activities for the near term. Refer to Note 4—Derivative Instruments and Hedging Activities for further discussion of these basis swap agreements.
International
•In Egypt, the Company averaged 12 drilling rigs and drilled 17 new productive wells during the third quarter of 2025. During the same period, the Company averaged 19 workover rigs as it continues to align its drilling and workover activity with a goal of driving improved capital efficiency. Third quarter 2025 gross and net production from the Company’s Egypt assets decreased 1 percent and increased 7 percent, respectively, from the third quarter of 2024.
•In Egypt, following the recent success of the gas program and the relative softening of oil prices, the Company expects one-third of its activities to be gas-focused and anticipates continued strong performance for the rest of the year, with realized gas prices increasing through the period.
•The Government of Egypt awarded the Company an additional two million net exploration acreage in the Western Desert. This new acreage expands on the Company’s existing position in the country. In addition to a signature bonus of $25 million, the Company has committed to a drilling program on the acreage that the Company believes it will be able to meet in the normal course of operations. The Government also helped facilitate significant payments in the third quarter, nearly eliminating EGPC’s past due receivables.

Results of Operations
Oil, Natural Gas, and Natural Gas Liquids Production Revenues
Revenue
The Company’s production revenues and respective contribution to total revenues by country were as follows:

	For the Quarter Ended September 30,				For the Nine Months Ended September 30,
	2025		2024		2025		2024
	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution

	($ in millions)
Oil Revenues:
United States	$737	50%	$1,007	56%	$2,283	51%	$2,616	51%
Egypt(1)	565	39%	673	37%	1,668	38%	2,003	39%
North Sea	168	11%	117	7%	500	11%	517	10%
Total(1)	$1,470	100%	$1,797	100%	$4,451	100%	$5,136	100%

Natural Gas Revenues:
United States	$34	18%	$7	7%	$186	31%	$79	19%
Egypt(1)	130	68%	81	79%	330	54%	231	56%
North Sea	28	14%	15	14%	93	15%	104	25%
Total(1)	$192	100%	$103	100%	$609	100%	$414	100%

NGL Revenues:
United States	$134	94%	$153	97%	$474	95%	$436	95%
North Sea	8	6%	5	3%	27	5%	21	5%
Total(1)	$142	100%	$158	100%	$501	100%	$457	100%

Oil and Gas Revenues:
United States	$905	50%	$1,167	56%	$2,943	53%	$3,131	52%
Egypt(1)	695	39%	754	37%	1,998	36%	2,234	37%
North Sea	204	11%	137	7%	620	11%	642	11%
Total(1)	$1,804	100%	$2,058	100%	$5,561	100%	$6,007	100%
(1)    Includes revenues attributable to a noncontrolling interest in Egypt.

Production
The Company’s production volumes by country were as follows:

	For the Quarter Ended September 30,			For the Nine Months Ended September 30,
	2025	Increase (Decrease)	2024	2025	Increase (Decrease)	2024
Oil Volume (b/d)
United States	121,225	(15)%	143,299	123,343	1%	122,138
Egypt(1)(2)	89,493	(2)%	91,673	87,304	(2)%	88,725
North Sea	23,518	10%	21,334	24,672	(5)%	25,888
Total	234,236	(9)%	256,306	235,319	(1)%	236,751

Natural Gas Volume (Mcf/d)
United States	523,271	12%	467,615	538,906	14%	473,997
Egypt(1)(2)	374,236	25%	300,418	345,907	20%	287,953
North Sea	34,712	84%	18,911	31,842	(22)%	41,042
Total	932,219	18%	786,944	916,655	14%	802,992

NGL Volume (b/d)
United States	72,709	(9)%	79,474	76,565	7%	71,690
North Sea	1,501	176%	543	1,278	10%	1,164
Total	74,210	(7)%	80,017	77,843	7%	72,854

BOE per day(3)
United States	281,145	(7)%	300,709	289,726	6%	272,827
Egypt(1)(2)	151,866	7%	141,742	144,955	6%	136,718
North Sea(4)	30,804	23%	25,029	31,257	(8)%	33,892
Total	463,815	(1)%	467,480	465,938	5%	443,437
(1)    Gross oil, natural gas, and NGL production in Egypt were as follows:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Oil (b/d)	124,944	136,670	125,595	138,039
Natural Gas (Mcf/d)	508,346	447,173	481,700	445,397
(2)    Includes net production volumes per day attributable to a noncontrolling interest in Egypt of:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Oil (b/d)	29,860	30,579	29,127	29,596
Natural Gas (Mcf/d)	124,867	100,210	115,405	96,054
(3)    The table shows production on a boe basis in which natural gas is converted to an equivalent barrel of oil based on a 6:1 energy equivalent ratio. This ratio is not reflective of the price ratio between the two products.
(4)    Average sales volumes from the North Sea for the third quarters of 2025 and 2024 were 32,832 boe/d and 19,374 boe/d, respectively, and 32,503 boe/d and 30,607 boe/d for the first nine months of 2025 and 2024, respectively. Sales volumes may vary from production volumes as a result of the timing of liftings.

Pricing
The Company’s average selling prices by country were as follows:

	For the Quarter Ended September 30,			For the Nine Months Ended September 30,
	2025	Increase (Decrease)	2024	2025	Increase (Decrease)	2024
Average Oil Price – Per barrel
United States	$66.03	(14)%	$76.34	$67.78	(13)%	$78.16
Egypt	68.63	(14)%	79.88	69.99	(15)%	82.41
North Sea	69.78	(16)%	83.36	70.99	(15)%	83.67
Total	67.43	(14)%	78.06	68.94	(14)%	80.31

Average Natural Gas Price – Per Mcf
United States	$0.71	344%	$0.16	$1.27	108%	$0.61
Egypt	3.75	28%	2.93	3.49	19%	2.93
North Sea	11.06	13%	9.76	12.59	27%	9.89
Total	2.25	57%	1.43	2.45	30%	1.89

Average NGL Price – Per barrel
United States	$20.11	(4)%	$20.91	$22.69	2%	$22.20
North Sea	40.42	(12)%	45.93	44.49	(4)%	46.47
Total	20.65	(3)%	21.29	23.30	3%	22.73
Third-Quarter 2025 compared to Third-Quarter 2024
Crude Oil Crude oil revenues for the third quarter of 2025 totaled $1.5 billion, a $327 million decrease from the comparative 2024 quarter. A 14 percent decrease in average realized prices decreased third-quarter 2025 oil revenues by $245 million compared to the third quarter of 2024, while 9 percent lower average daily production decreased revenues by $82 million. Crude oil revenues accounted for 81 percent of total oil and gas production revenues and 51 percent of worldwide production in the third quarter of 2025. Crude oil prices realized in the third quarter of 2025 averaged $67.43 per barrel, compared with $78.06 per barrel in the comparative prior-year quarter.
The Company’s worldwide oil production decreased 22.1 Mb/d to 234.2 Mb/d during the third quarter of 2025 from the comparative prior-year period, primarily a result of the sale of non-core assets in the U.S. and natural production decline in the U.S. and the North Sea. These decreases were offset by drilling activity in the Permian Basin and downtime recovery in the North Sea.
Natural Gas Natural gas revenues for the third quarter of 2025 totaled $192 million, an $89 million increase from the comparative 2024 quarter. A 57 percent increase in average realized prices increased third-quarter 2025 natural gas revenues by $60 million compared to the third quarter of 2024, while 18 percent higher average daily production increased revenues by $29 million. Natural gas revenues accounted for 11 percent of total oil and gas production revenues and 33 percent of worldwide production during the third quarter of 2025.
The Company’s worldwide natural gas production increased 145.3 MMcf/d to 932.2 MMcf/d during the third quarter of 2025 from the comparative prior-year period, primarily a result of increased drilling activity in Egypt and downtime recovery in the North Sea. Natural gas production was also higher as a result of lower volume curtailments at Alpine High compared with the 2024 period in response to extreme Waha basis differentials. These increases were partially offset by the sale of non-core assets in the U.S. and natural production decline in the U.S. and North Sea.
NGL NGL revenues for the third quarter of 2025 totaled $142 million, a $16 million decrease from the comparative 2024 quarter. A 7 percent lower average daily production decreased third-quarter 2025 NGL revenues by $11 million compared to the third quarter of 2024, while a 3 percent decrease in average realized prices decreased revenues by $5 million. NGL revenues accounted for 8 percent of total oil and gas production revenues and 16 percent of worldwide production during the third quarter of 2025.

The Company’s worldwide NGL production decreased 5.8 Mb/d to 74.2 Mb/d during the third quarter of 2025 from the comparative prior-year period, primarily a result of the sale of non-core assets in the U.S. and natural production decline in the U.S. and the North Sea. These decreases were offset by drilling activity in the Permian Basin and downtime recovery in the North Sea.
Year-to-Date 2025 compared to Year-to-Date 2024
Crude Oil Crude oil revenues for the first nine months of 2025 totaled $4.5 billion, a $685 million decrease from the comparative 2024 period. A 14 percent decrease in average realized prices lowered oil revenues for the 2025 period by $726 million compared to the same prior-year period, while higher sales volumes, despite relatively flat average daily production, increased oil revenues by $41 million. Crude oil revenues accounted for 80 percent of total oil and gas production revenues and 50 percent of worldwide production for the first nine months of 2025. Crude oil prices realized during the first nine months of 2025 averaged $68.94 per barrel, compared to $80.31 per barrel in the comparative prior-year period.
The Company’s worldwide oil production stayed relatively flat in the first nine months of 2025 compared to the same prior-year period, the result of the sale of non-core assets in the U.S. and natural production decline, mostly offset by drilling activity in the Permian Basin and downtime recovery in the North Sea.
Natural Gas Natural gas revenues for the first nine months of 2025 totaled $609 million, a $195 million increase from the comparative 2024 period. A 30 percent increase in average realized prices increased natural gas revenues for the 2025 period by $123 million compared to the same prior-year period, while 14 percent higher average daily production increased revenues by $72 million. Natural gas revenues accounted for 11 percent of total oil and gas production revenues and 33 percent of worldwide production for the first nine months of 2025.
The Company’s worldwide natural gas production increased 113.7 MMcf/d to 917 MMcf/d in the first nine months of 2025 compared to the same prior-year period, primarily a result of increased drilling activity in Egypt and the Permian Basin coupled with the Callon acquisition in the U.S., and downtime recovery in the North Sea. Natural gas production was also higher as a result of reduced volume curtailments at Alpine High compared with the 2024 period in response to extreme Waha basis differentials. These increases were offset by the sale of non-core assets in the U.S., natural production decline in the U.S. and North Sea, and operational downtime in the U.S.
NGL NGL revenues for the first nine months of 2025 totaled $501 million, a $44 million increase from the comparative 2024 period. A 7 percent higher average daily production increased NGL revenues for the 2025 period by $33 million compared to the same prior-year period, while a 3 percent increase in average realized prices increased revenues by $11 million. NGL revenues accounted for 9 percent of total oil and gas production revenues and 17 percent of worldwide production for the first nine months of 2025.
The Company’s worldwide NGL production increased 5.0 Mb/d to 77.8 Mb/d in the first nine months of 2025 compared to the same prior-year period, primarily a result of increased drilling activity in the Permian Basin coupled with the Callon acquisition in the U.S. and downtime recovery in the North Sea. NGL production was also higher as a result of reduced volume curtailments at Alpine High compared with the 2024 period in response to extreme Waha basis differentials. These increases were offset by the sale of non-core assets in the U.S., natural production decline in the U.S. and North Sea, and operational downtime in the U.S.
Purchased Oil and Gas Sales
Purchased oil and gas sales represent volumes primarily attributable to domestic oil and gas purchases that were sold by the Company to fulfill oil and natural gas takeaway obligations and delivery commitments. Sales related to purchased volumes totaled $311 million and $473 million during the third quarters of 2025 and 2024, respectively, and $1.4 billion and $1.0 billion during the first nine months of 2025 and 2024, respectively. Purchased oil and gas sales were partially offset by associated purchase costs of $184 million and $292 million during the third quarters of 2025 and 2024, respectively, and $962 million and $665 million, respectively, during the first nine months of 2025 and 2024, respectively. Gross purchased oil and gas sales values were lower in the third quarter, primarily driven by lower oil volume sales and lower oil prices. Gross purchased oil and gas sales values were higher in the first nine months of 2025, primarily driven by higher natural gas prices and activity associated with the Callon acquisition.

Operating Expenses
The Company’s operating expenses were as follows and include costs attributable to a noncontrolling interest in Egypt:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

	(In millions)
Lease operating expenses	$376	$418	$1,150	$1,216
Gathering, processing, and transmission	110	123	318	328
Purchased oil and gas costs	184	292	962	665
Taxes other than income	51	70	179	205
Exploration	22	29	95	248
General and administrative	95	92	259	270
Transaction, reorganization, and separation	18	14	66	156
Depreciation, depletion, and amortization:
Oil and gas property and equipment	557	588	1,716	1,589
Gathering, processing, and transmission assets	2	2	5	5
Other assets	6	5	17	19
Asset retirement obligation accretion	40	36	118	112
Impairments	—	1,111	—	1,111
Financing costs, net	46	100	55	276
Total Operating Expenses	$1,507	$2,880	$4,940	$6,200
Lease Operating Expenses (LOE)
LOE decreased $42 million and $66 million from the third quarter and the first nine months of 2024, respectively. On a per-unit basis, LOE decreased 11 percent in each of the third quarter and the first nine months of 2025, respectively, when compared to the third quarter and the first nine months of 2024. The decrease in absolute costs when compared to the same prior-year periods was primarily driven by lower workover activity, continued cost reduction efforts in all operating areas, and the sale of non-core assets in the Permian Basin. The decrease in absolute costs for the first nine months of 2025 was partially offset by a full year of operating cost activity related to the Callon transaction.
Gathering, Processing, and Transmission (GPT)
The Company’s GPT expenses were as follows:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

	(In millions)
Third-party processing and transmission costs	$110	$123	$318	$305
Midstream service costs – Kinetik	—	—	—	23
Total Gathering, processing, and transmission	$110	$123	$318	$328
GPT costs decreased $13 million and $10 million from the third quarter and the first nine months of 2024, respectively. The decrease in third-party costs for the third quarter of 2025 was primarily driven by decreased oil and NGL production volumes in the U.S. partially offset by production volumes resulting from downtime recovery in the North Sea compared to the same prior-year period. The decrease in third-party costs for the first nine months of 2025 was driven by decreases in average transportation rates compared to the same prior-year period.
Purchased Oil and Gas Costs
Purchased oil and gas costs decreased $108 million and increased $297 million from the third quarter and the first nine months of 2024, respectively. The decrease in the third quarter of 2025 was primarily driven by decreased oil volume purchases, compared to the same prior-year periods. The increase in the first nine months of 2025 was primarily driven by increased oil volume purchases and gas volumes purchased at a higher rate coupled with activity associated with the Callon acquisition. With widening margins under third-party gas agreements, purchased oil and gas costs were more than offset by associated sales to fulfill oil and natural gas takeaway obligations and delivery commitments in the third quarter and first nine months of 2025, as discussed above.

Taxes Other Than Income
Taxes other than income decreased $19 million and $26 million from the third quarter and the first nine months of 2024, respectively, primarily from lower severance taxes driven by lower oil prices and lower ad valorem taxes.
Exploration Expenses
The Company’s exploration expenses were as follows:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

	(In millions)
Unproved leasehold impairments	$—	$1	$—	$11
Dry hole expense	4	8	47	172
Geological and geophysical expense	3	6	7	22
Exploration overhead and other	15	14	41	43
Total Exploration	$22	$29	$95	$248
Exploration expenses decreased $7 million and $153 million from the third quarter and the first nine months of 2024, respectively. The decrease in expenses for the third quarter of 2025 was primarily driven by higher dry hole and seismic expenses in Alaska in the prior-year period. The decrease in expenses for the first nine months of 2025 was primarily driven by higher dry hole expenses in Alaska and Suriname in the prior-year period.
General and Administrative (G&A) Expenses
G&A expenses increased $3 million and decreased $11 million from the third quarter and the first nine months of 2024, respectively. The increase in expenses for the third quarter of 2025 compared to the same prior-year period was primarily driven by higher cash-based stock compensation expense resulting from changes in the Company’s stock price and expected payouts for the Company’s performance programs, which were largely offset by the impacts of focused cost-reduction efforts on personnel and other overhead expenses. The decrease in expenses for the first nine months of 2025 compared with the prior-year period was primarily the result of these focused cost-reduction efforts.
Transaction, Reorganization, and Separation (TRS) Costs
TRS costs increased $4 million and decreased $90 million from the third quarter and the first nine months of 2024, respectively. TRS costs for 2025 were primarily associated with employee separations and other cost-saving initiatives, while TRS costs for 2024 comprised primarily expenses associated with the Callon merger.
Depreciation, Depletion, and Amortization (DD&A)
Total DD&A expenses decreased $30 million and increased $125 million from the third quarter and the first nine months of 2024, respectively. The Company’s DD&A rate on its oil and gas properties decreased $0.81 per boe and increased $0.29 per boe from the third quarter and the first nine months of 2024, respectively. The decrease in DD&A absolute expenses and on a per boe basis for the third quarter of 2025 was primarily driven by lower DD&A rates resulting from the sale of non-core assets in the Permian Basin. For the first nine months of 2025, the Company’s higher DD&A rate on its oil and gas properties on a per boe basis was driven by year-end 2024 negative gas price-related reserve revisions in the U.S. Permian Basin. Higher absolute dollar amounts of DD&A for the first nine months of 2025 were directly impacted by these higher rates.

Financing Costs, Net
The Company’s Financing costs were as follows:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

	(In millions)
Interest expense	$72	$109	$249	$302
Amortization of debt issuance costs	2	1	6	4
Capitalized interest	(12)	(8)	(32)	(22)
Gain on extinguishment of debt	(2)	—	(147)	—
Interest income	(14)	(2)	(21)	(8)
Total Financing costs, net	$46	$100	$55	$276
Net financing costs decreased $54 million and $221 million from the third quarter and the first nine months of 2024, respectively. The lower overall interest expense was primarily a result of lower outstanding credit facility borrowings compared to the prior-year periods. The decrease in net financing costs during the first nine months of 2025 was further driven by gains on extinguishment of debt from the Company’s cash tender purchases during the first quarter of 2025.
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
The Company’s effective income tax rate for the three and nine months ended September 30, 2025 differed from the U.S. federal statutory income tax rate of 21 percent due to taxes on foreign operations and a deferred tax expense related to the remeasurement of taxes in the U.K. as a result of the enactment of Finance Act 2025 on March 20, 2025. The Company’s effective income tax rate for the three and nine months ended September 30, 2024 differed from the U.S. federal statutory income tax rate of 21 percent due to taxes on foreign operations.
On March 20, 2025, Finance Act 2025 was enacted, receiving Royal Assent, and included amendments to the Energy (Oil and Gas) Profits Levy Act of 2022, increasing the levy from a 35 percent rate to a 38 percent rate, among other changes, effective for the period of November 1, 2024 through March 31, 2030. Under GAAP, the financial statement impact of new legislation is recorded in the period of enactment. Therefore, in the first quarter of 2025, the Company recorded a deferred tax expense of $76 million related to the remeasurement of the December 31, 2024 U.K. deferred tax liability.
On July 4, 2025, the U.S. enacted the One Big Beautiful Bill Act of 2025 (OBBBA). Among other changes, the OBBBA expanded and made permanent 100 percent bonus depreciation for eligible assets acquired and placed in service after January 19, 2025, and aligned the treatment of intangible drilling costs for CAMT purposes with regular tax treatment starting in 2026. The Company does not expect the OBBBA to have a material impact on total tax expense for the year ended December 31, 2025, as impacts to current tax expense are offset by impacts to deferred tax expense. In the third quarter of 2025, the Company has recorded a current tax benefit of $29 million fully offset by a deferred tax expense of the same amount.
On September 30, 2025, the Internal Revenue Service issued further interim guidance on CAMT. Among other changes, the guidance provided for a reduction to CAMT related to net operating loss utilization for regular federal income tax purposes. The Company does not expect this guidance to have a material impact on total tax expense for the year ended December 31, 2025, as impacts to current tax expense are offset by impacts to deferred tax expense. In the third quarter of 2025, the Company has recorded a current tax benefit of $60 million, fully offset by a deferred tax expense of the same amount.
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
The Company expects its full-year 2025 estimated upstream capital investment to be approximately $2.3 billion to $2.4 billion. During the third quarter of 2025, continued efficiency gains allowed the Company to further reduce the Permian rig count to five, while increasing oil production outlook for fourth quarter. In Egypt, following the ongoing momentum of the Company’s gas program and the relative softening of oil prices, the Company expects one-third of its activities to be gas-focused. APA remains committed to its capital return framework for equity holders to participate more directly and materially in cash returns through dividends and share repurchases.
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

Sources and Uses of Cash
The following table presents the sources and uses of the Company’s cash and cash equivalents for the periods presented:

	For the Nine Months Ended September 30,
	2025	2024

	(In millions)
Sources of Cash and Cash Equivalents:
Net cash provided by operating activities	$3,737	$2,584
Fixed-rate debt borrowings	846	—
Proceeds from commercial paper and revolving credit facilities, net	—	190
Proceeds from term loan facility	—	1,500
Proceeds from asset divestitures	590	724
Proceeds from sale of Kinetik Shares	—	428
Other	—	20
Total Sources of Cash and Cash Equivalents	5,173	5,446
Uses of Cash and Cash Equivalents:
Additions to upstream oil and gas property	$2,156	$2,153
Leasehold and property acquisitions	20	64
Payments on commercial paper and revolving credit facilities, net	333	—
Payments on term loan facility	900	500
Payment on Callon Credit Agreement	—	472
Payments on fixed-rate debt	1,016	1,641
Dividends paid to APA common stockholders	271	260
Distributions to noncontrolling interest	390	233
Treasury stock activity, net	215	146
Other, net	22	—
Total Uses of Cash and Cash Equivalents	5,323	5,469
Decrease in Cash and Cash Equivalents	$(150)	$(23)
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
Net cash provided by operating activities during the first nine months of 2025 totaled $3.7 billion, $1.1 billion higher from the first nine months of 2024, primarily due to collection of outstanding receivables, lower overall expenses, and timing of other working capital items.
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
Fixed-Rate Debt Borrowings During the first nine months of 2025, the Company issued new notes for proceeds of $846 million, after deducting discounts and loan costs, to fund in part APA’s purchase of Apache notes in APA’s cash tender offers.
Proceeds from Asset Divestitures The Company received $590 million and $724 million in proceeds from the divestitures of certain non-core assets during the first nine months of 2025 and 2024, respectively. For more information regarding the Company’s acquisitions and divestitures, refer to Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Uses of Cash and Cash Equivalents
Additions to Oil & Gas Property During the first nine months of 2025 and 2024, exploration and development cash expenditures were $2.2 billion in each period. The capital investment is reflective of the Company’s plan to streamline capital deployment and the sale of certain non-core assets and leasehold in the Permian Basin. The Company operated an average of approximately 20 drilling rigs during the first nine months of 2025, compared to an average of approximately 23 drilling rigs during the first nine months of 2024.
Leasehold and Property Acquisitions During the first nine months of 2025 and 2024, the Company completed other leasehold and property acquisitions, primarily in the Permian Basin, for total cash consideration of $20 million and $64 million, respectively.
Payments on Commercial Paper and Revolving Credit Facilities, Net During the first nine months of 2025, the Company made net payments of $333 million on its commercial paper and U.S. dollar denominated syndicated credit facility borrowings. As of September 30, 2025, there were no outstanding borrowings under each of the Company’s commercial paper and U.S. dollar denominated syndicated credit facility.
Payments on Term Loan Facility During the first nine months of 2025 and 2024, the Company made a payment of $900 million and $500 million, respectively, on its syndicated term loan credit agreement and fully repaid the term loans. For additional details of this credit agreement, see “Unsecured Committed Term Loan Facility” in the Liquidity section below.
Payments on Fixed-Rate Debt During the first nine months of 2025, the Company settled its private exchange and cash tender offers for certain notes and debentures of Apache and made open market repurchases of indenture debt of APA and Apache, and Apache redeemed certain notes for aggregate cash payments of $1.0 billion, reflecting principal amounts, discount to par, and associated fees.
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
Dividends Paid to APA Common Stockholders During the first nine months of 2025 and 2024, the Company paid $271 million and $260 million, respectively, for dividends on its common stock.
Distributions to Noncontrolling Interest Sinopec International Petroleum Exploration and Production Corporation (Sinopec) holds a one-third minority participation interest in the Company’s oil and gas operations in Egypt. During the first nine months of 2025 and 2024, the Company paid $390 million and $233 million, respectively, in cash distributions to Sinopec.
Treasury Stock Activity, net In the first nine months of 2025, the Company repurchased 10.2 million shares at an average price of $21.08 per share and an aggregate purchase price of approximately $215 million, and as of September 30, 2025, the Company had remaining authorization to repurchase 24.6 million shares. In the first nine months of 2024, the Company repurchased 4.6 million shares at an average price of $31.72 per share and an aggregate purchase price of approximately $146 million.
Liquidity
The following table presents a summary of the Company’s key financial indicators:

	September 30, 2025	December 31, 2024

	(In millions)
Cash and cash equivalents	$475	$625
Total debt – APA and Apache	4,488	6,044
Total equity	6,863	6,362
Available committed borrowing capacity under syndicated credit facilities	4,016	2,966
Cash and Cash Equivalents As of September 30, 2025, the Company had $475 million in cash and cash equivalents. The majority of the Company’s cash is invested in highly liquid, investment-grade instruments with maturities of three months or less at the time of purchase.

Debt As of September 30, 2025, the Company had $4.5 billion in total debt outstanding, which consisted of notes and debentures of APA and Apache and finance lease obligations. As of September 30, 2025, current debt included $2 million of finance lease obligations and $211 million of APA and Apache notes coming due within the next year.
Indenture Debt Activity During the first nine months of 2025, the Company purchased in the open market and had canceled indebtedness issued under indentures of APA and Apache in an aggregate principal amount of $122 million for an aggregate purchase price of $112 million in cash, including accrued interest and broker fees, reflecting a discount to par of an aggregate $13 million. The Company recognized a $12 million gain on these repurchases. The repurchases were partially financed by APA’s borrowing under the Company’s commercial paper program. Refer to discussion of APA exchange and tender offers for Apache indenture debt below for further details regarding the gain on extinguishment of debt during the quarter ended March 31, 2025.
Additionally, on August 20, 2025, Apache redeemed the outstanding $51 million principal amount of 4.625% Notes due 2025, at a redemption price equal to 100 percent of their principal amount, plus accrued and unpaid interest to the redemption date.
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
•Each series of APA notes and debentures issued in settlement of the exchange and tender offers had the same interest rate, maturity date, and interest payment dates and the same optional redemption prices (if any) as the corresponding series of Apache notes and debentures for which they were exchanged.
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

•APA entered into two registration rights agreements, one covering notes and debentures issued in APA’s exchange and tender offers and one covering notes issued in APA’s new notes offering (each a Registration Rights Agreement). These offerings were not registered under the Securities Act of 1933, as amended (Securities Act), in reliance upon an exemption therefrom, and the APA notes and debentures issued pursuant to such offers are subject to certain transfer restrictions (collectively, the Unregistered Notes). Each Registration Rights Agreement required APA to use commercially reasonable efforts to cause to be filed and become effective under the Securities Act, a registration statement with respect to a registered offer to exchange each series of Unregistered Notes for registered notes and debentures issued by APA containing terms substantially identical in all material respects to the applicable series of Unregistered Notes (except that the registered notes and debentures do not contain terms with respect to transfer restrictions, registration rights applicable to the Unregistered Notes, or any increase in annual interest rate for failure to comply with such registration rights). In August 2025, APA filed such registration statement, and it became effective. On September 18, 2025, APA settled the exchange offers covered by such registration statement, issuing registered notes and debentures in the same aggregate principal amount as the Unregistered Notes accepted for exchange and canceled. Of the $3.6 billion aggregate principal amount of Unregistered Notes covered by the exchange offers, 99 percent was exchanged for registered notes and debentures, and the remaining Unregistered Notes remained outstanding.
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
As of September 30, 2025, there were no borrowings or letters of credit outstanding under the 2025 USD Agreement and an aggregate £1 million in letters of credit outstanding under the 2025 GBP Agreement. As of December 31, 2024, there were $10 million of borrowings and no letters of credit outstanding under the 2022 USD Agreement and an aggregate £303 million in letters of credit outstanding under the 2022 GBP Agreement.
Uncommitted Lines of Credit Each of the Company and Apache, from time to time, has and uses uncommitted credit and letter of credit facilities for working capital and credit support purposes. As of September 30, 2025 and December 31, 2024, there were no outstanding borrowings under these facilities. As of September 30, 2025, there were £817 million and $11 million in letters of credit outstanding under these facilities. As of December 31, 2024, there were £640 million and $11 million in letters of credit outstanding under these facilities.

Commercial Paper Program The Company has a commercial paper program under which it from time to time may issue in private placements exempt from registration under the Securities Act short-term unsecured promissory notes (CP Notes) up to a maximum aggregate face amount of $2.0 billion outstanding at any time. The program was established in December 2023, and the maximum aggregate face amount of CP Notes issuable thereunder was increased to $2.0 billion from $1.8 billion on June 20, 2025. The maturities of CP Notes may vary but may not exceed 397 days from the date of issuance. Outstanding CP Notes are supported by available borrowing capacity under the Company’s committed revolving credit facilities for general corporate purposes, which as of September 30, 2025, included the $2.0 billion 2025 USD Agreement.
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
As of September 30, 2025, the Company had no CP Notes outstanding. As of December 31, 2024, the Company had $323 million in aggregate face amount of CP Notes outstanding, which was classified as long-term debt.
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
As of September 30, 2025, the Company recorded an asset of $40 million, representing the remaining amount the Company expects to be reimbursed from security related to these decommissioning costs.
The Company has also recorded contingent liabilities in the amounts of $1.0 billion for each of the periods ended September 30, 2025 and December 31, 2024, representing the estimated costs of decommissioning it may be required to perform on the Legacy GOA Assets. There have been no other changes in estimates from December 31, 2024 that would have a material impact on the Company’s financial position, results of operations, or liquidity.
The Company recognized $83 million in the first six months of 2024, respectively, of losses for estimated decommissioning costs on GOA properties previously sold to Fieldwood and other GOA operators.

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
The Company’s average crude oil price realizations decreased 14 percent from $78.06 per barrel to $67.43 per barrel during the third quarters of 2024 and 2025, respectively. The Company’s average natural gas price realizations increased 57 percent from $1.43 per Mcf to $2.25 per Mcf during the third quarters of 2024 and 2025, respectively. The Company’s average NGL price realizations decreased 3 percent from $21.29 per barrel to $20.65 per barrel during the third quarters of 2024 and 2025, respectively. Based on average daily production for the third quarter of 2025, a $1.00 per barrel change in the weighted average realized oil price would have increased or decreased revenues for the quarter by approximately $22 million, a $0.10 per Mcf change in the weighted average realized natural gas price would have increased or decreased revenues for the quarter by approximately $9 million, and a $1.00 per barrel change in the weighted average realized NGL price would have increased or decreased revenues for the quarter by approximately $7 million.
The Company periodically enters into derivative positions on a portion of its projected crude oil and natural gas production through a variety of financial and physical arrangements intended to manage fluctuations in cash flows resulting from changes in commodity prices. Such derivative positions may include the use of futures contracts, swaps, and/or options. The Company does not hold or issue derivative instruments for trading purposes. As of September 30, 2025, the Company had open natural gas derivatives not designated as cash flow hedges in a net liability position with a fair value of $35 million. A 10 percent increase in natural gas prices would decrease the liability by approximately $16 million, while a 10 percent decrease in prices would increase the liability by approximately $16 million. These fair value changes assume volatility based on prevailing market parameters at September 30, 2025. Refer to Note 4—Derivative Instruments and Hedging Activities in the Notes to Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for notional volumes and terms with the Company’s derivative contracts.
Interest Rate Risk
As of September 30, 2025, the Company had $4.5 billion, net, in outstanding notes and debentures, all of which was fixed-rate debt, with a weighted average interest rate of 5.66 percent. Although near-term changes in interest rates may affect the fair value of fixed-rate debt, such changes do not expose the Company to the risk of earnings or cash flow loss associated with that debt.
The Company is also exposed to interest rate risk related to its interest-bearing cash and cash equivalents balances and amounts outstanding under its term loan facility, commercial paper program, and syndicated credit facilities. As of September 30, 2025, the Company had approximately $475 million in cash and cash equivalents, approximately 97 percent of which was invested in money market funds and short-term investments with major financial institutions. As of September 30, 2025, there were no borrowings outstanding under the Company’s term loan facility, commercial paper program, or syndicated revolving credit facilities. Changes in the interest rate applicable to short-term investments, term loan facility, commercial paper program, and credit facility borrowings are expected to have an immaterial impact on earnings and cash flows but could impact interest costs associated with future debt issuances or any future borrowings.

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
Foreign currency gains and losses also arise when monetary assets and monetary liabilities denominated in foreign currencies are translated at the end of each month. Foreign currency gains and losses are included as either a component of “Other” under “Revenues and Other” or, as is the case when the Company re-measures its foreign tax liabilities, as a component of the Company’s provision for income tax expense on the statement of consolidated operations. Foreign currency net gain or loss would not be material from a 10 percent weakening or strengthening, respectively, in the British pound as of September 30, 2025.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Company’s Chief Executive Officer, in his capacity as principal executive officer, and Ben C. Rodgers, the Company’s Executive Vice President and Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2025, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that the information the Company is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
RISKS RELATED TO GOVERNMENTAL REGULATION AND POLITICAL RISKS
Changes to laws, regulations, guidance, and industry standards, or higher than anticipated costs, for asset retirement and decommissioning obligations could adversely affect the Company’s results of operations and cash flows.
The Company is subject to extensive requirements governing the plugging, abandonment, and decommissioning of wells, facilities, sites, and related infrastructure. The cost and timing of these activities are uncertain and may be materially affected by changes in laws, regulations, guidance, or industry standards. Governments in key jurisdictions, including the United States and the United Kingdom, have increased focus on decommissioning requirements, financial assurance, and environmental remediation. New or revised rules or guidance could expand the scope of required activities, alter timelines, or increase financial security obligations, resulting in higher costs and greater cash flow demands.
Additionally, inflation, supply constraints, and limited contractor and vessel availability have also raised decommissioning costs. If decommissioning spending materially exceeds current estimates or the Company’s joint venture partners or current owners of the Company’s previous assets fail to meet their decommissioning obligations, the Company’s cash flows, capital resources, and liquidity could be adversely affected.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information on shares of common stock repurchased by the Company during the quarter ended September 30, 2025:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 to July 31, 2025	989,196	19.31	989,196	26,693,910
August 1 to August 31, 2025	1,214,309	19.92	1,214,309	25,479,601
September 1 to September 30, 2025	910,343	23.54	910,343	24,569,258
Total	3,113,848	$20.78
(1) During the third quarter of 2022, the Company's Board of Directors authorized the purchase of 40 million shares of the Company's common stock. Shares may be purchased either in the open market or through privately negotiated transactions. The Company is not obligated to acquire any specific number of shares.
ITEM 5.    OTHER INFORMATION
During the quarter ended September 30, 2025, none of the Company’s officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K promulgated under the Securities Act).

ITEM 6.    EXHIBITS

		Incorporated by Reference
EXHIBIT NO.	DESCRIPTION	Form	Exhibit	Filing Date	SEC File No.
2.1	Agreement and Plan of Merger, dated as of January 3, 2024, by and among Registrant, Astro Comet Merger Sub Corp., and Callon Petroleum Company.	8-K	2.1	1/4/2024	001-40144
3.1	Amended and Restated Certificate of Incorporation of Registrant, dated March 1, 2021, as filed with the Secretary of State of the State of Delaware on March 1, 2021.	8-K12B	3.1	3/1/2021	001-40144
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant, dated May 24, 2023, as filed with the Secretary of State of the State of Delaware on May 24, 2023.	8-K	3.1	5/25/2023	001-40144
3.3	Amended and Restated Bylaws of Registrant, dated February 2, 2023.	8-K	3.1	2/8/2023	001-40144
4.1	Indenture, dated as of December 11, 2024, between Registrant and Regions Bank, as trustee.	POSASR	4.9	12/12/2024	333-279038
4.2	Form of 6.10% Notes due 2035.	8-K	4.6	1/10/2025	001-40144
4.3	Form of 6.75% Notes due 2055.	8-K	4.7	1/10/2025	001-40144
4.4	Form of 7.70% Notes due 2026.	S-4	4.6	8/8/2025	333-289400
4.5	Form of 7.95% Notes due 2026.	S-4	4.7	8/8/2025	333-289400
4.6	Form of 4.875% Notes due 2027.	S-4	4.8	8/8/2025	333-289400
4.7	Form of 4.375% Notes due 2028.	S-4	4.9	8/8/2025	333-289400
4.8	Form of 7.75% Notes due December 15, 2029.	S-4	4.10	8/8/2025	333-289400
4.9	Form of 4.250% Notes due 2030.	S-4	4.11	8/8/2025	333-289400
4.10	Form of 6.000% Notes due 2037.	S-4	4.12	8/8/2025	333-289400
4.11	Form of 5.100% Notes due 2040.	S-4	4.13	8/8/2025	333-289400
4.12	Form of 5.250% Notes due 2042.	S-4	4.14	8/8/2025	333-289400
4.13	Form of 4.750% Notes due 2043.	S-4	4.15	8/8/2025	333-289400
4.14	Form of 4.250% Notes due 2044.	S-4	4.16	8/8/2025	333-289400
4.15	Form of 7.375% Debentures due 2047.	S-4	4.17	8/8/2025	333-289400
4.16	Form of 5.350% Notes due 2049.	S-4	4.18	8/8/2025	333-289400
4.17	Form of 7.625% Debentures due 2096.	S-4	4.19	8/8/2025	333-289400
*31.1	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Executive Officer.
*31.2	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Financial Officer.
**32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer and Principal Financial Officer.
*101
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Statement of Consolidated Operations, (ii) Statement of Consolidated Comprehensive Income, (iii) Statement of Consolidated Cash Flows, (iv) Consolidated Balance Sheet, (v) Statement of Consolidated Changes in Equity and Noncontrolling Interests and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

APA CORPORATION

Dated:	November 6, 2025	/s/ BEN C. RODGERS
Ben C. Rodgers
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	November 6, 2025	/s/ REBECCA A. HOYT
Rebecca A. Hoyt
Senior Vice President, Chief Accounting Officer, and Controller
(Principal Accounting Officer)