Form 10-K
period 2025-12-31
APA Corp
filed 2026-02-26
CIK 1841666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of June 30, 2025	$6,561,964,169
Number of shares of registrant’s common stock outstanding as of January 31, 2026	353,251,476

Documents Incorporated By Reference
Portions of the registrant’s definitive proxy statement relating to the registrant’s 2026 annual meeting of stockholders are incorporated by reference in Part II and Part III of this Annual Report on Form 10-K.

i

FORWARD-LOOKING STATEMENTS AND RISKS
This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts included or incorporated by reference in this Annual Report on Form 10-K, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected revenues, projected costs, and plans and objectives of management for future operations and capital returns framework, are forward-looking statements. Such forward-looking statements are based on the Company’s examination of historical operating trends, the information that was used to prepare its estimate of proved reserves as of December 31, 2025, and other data in the Company’s possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “target,” “believe,” “continue,” “seek,” “guidance,” “goal,” “might,” “outlook,” “possibly,” “potential,” “predict,” “prospect,” “should,” “would,” or similar terminology or the negative of these terms, but the absence of these words does not mean that a statement is not forward looking. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable under the circumstances, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, its assumptions about:
•changes in local, regional, national, and international economic conditions;
•the market prices of oil, natural gas, natural gas liquids (NGLs), and other products or services, including the prices received for natural gas purchased from third parties to sell and deliver to a U.S. LNG export facility;
•the Company’s commodity hedging arrangements;
•the supply and demand for oil, natural gas, NGLs, and other products or services;
•production and reserve levels;
•drilling risks;
•economic and competitive conditions, including market and macro-economic disruptions resulting from trade tensions between the U.S. and other countries, armed conflicts, and actions taken by foreign oil and gas producing nations, including the Organization of the Petroleum Exporting Countries (OPEC) and non-OPEC members that participate in OPEC initiatives (OPEC+);
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
•liabilities, injunctive relief, corrective actions, or other adverse outcomes resulting from pending or future litigation, governmental investigations, regulatory proceedings, or alleged violations of laws, regulations, permits, or contractual obligations;
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
GENERAL
APA Corporation (APA or the Company) is an independent energy company that owns subsidiaries that explore for, develop, and produce crude oil, natural gas, and NGLs. The Company’s business has oil and gas operations in three geographic areas: the U.S., Egypt, and offshore the U.K. in the North Sea (North Sea). APA also has active development, exploration, and appraisal operations ongoing in Suriname, as well as exploration interests in Uruguay, Alaska, and other international locations that may, over time, result in reportable discoveries and development opportunities. As a holding company, APA Corporation’s primary assets are its ownership interests in its consolidated subsidiaries.
The Company makes available, free of charge on its website at www.apacorp.com, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed with, or furnished to, the SEC. The Company’s filings are also available at www.sec.gov. Information contained on, or accessible through, the Company’s website or any other website is not incorporated by reference into, and does not constitute a part of, this Annual Report on Form 10-K.
BUSINESS STRATEGY
APA maintains a diversified asset portfolio, including conventional and unconventional, onshore and offshore, oil and natural gas exploration and production interests, while offering global exploration opportunities. In the U.S., operations are primarily focused in the Permian Basin of West Texas. Internationally, the Company has conventional onshore assets in Egypt’s Western Desert, offshore assets on the U.K.’s Continental Shelf, and is currently progressing with an oil field development offshore Suriname targeting first production in 2028.
APA believes energy underpins global progress, and the Company wants to be a part of the solution as society works to meet growing global demand for reliable and affordable energy. Uncertainties in the global supply chain and financial markets impact oil supply and demand and contribute to commodity price volatility. These uncertainties include the impacts of ongoing international conflicts, inflation, current and potential tariffs or other trade barriers, global trade policies, and actions taken by foreign oil and gas producing nations, including OPEC+. Despite these uncertainties, the Company is focused on its longer-term objectives: (1) to remain committed to providing affordable, reliable, and responsibly produced energy; (2) to deliver top operational performance across safety, environmental responsibility, execution, and risk management measures; (3) to maintain financial discipline by managing costs, protecting the balance sheet to underpin the generation of cash flow in excess of its upstream exploration, appraisal, and development capital program that can be directed to debt reduction, share repurchases, and other return of capital to its shareholders; and (4) to build and grow a diverse and balanced high-quality portfolio with scale through acquisitions, exploration, and organic opportunities.
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

Rigorous management of the Company’s asset portfolio plays a key role in optimizing shareholder value over the long term. Over the past several years, APA has entered into a series of transactions that have upgraded its portfolio of assets, enhanced its capital allocation process to further optimize investment returns, and increased focus on internally generated exploration with full-cycle, returns-focused growth. These transactions include:
•On April 1, 2024, APA completed its acquisition of Callon Petroleum Company (Callon) in an all-stock transaction valued at approximately $4.5 billion, inclusive of Callon’s debt. The acquired assets included approximately 120,000 net acres in the Delaware Basin and 25,000 net acres in the Midland Basin. The Company was able to quickly advance on opportunities to reduce costs, improve capital efficiencies, leverage economies of scale, and expand the development inventory that formed the basis of the transaction value. This transaction complemented and enhanced APA’s asset base in the Permian Basin and its inventory of high quality, short-cycle opportunities.
•Throughout the remainder of 2024, APA closed on a series of transactions to sell non-core producing properties in the Permian Basin, East Texas Austin Chalk, and Eagle Ford plays, and non-core mineral and royalty interests in the Permian Basin. Proceeds of approximately $1.6 billion from these transactions were used primarily to reduce debt.
•During 2025, APA completed the sale of certain non-core assets and leasehold in the Permian Basin, reflecting a full exit from New Mexico. Final proceeds of $571 million were primarily used for debt reduction. Combined with the Callon transaction, the Company believes its acreage position and drilling opportunities are better streamlined for longer-term growth.
For a more in-depth discussion of the Company’s 2025 results, divestitures, strategy, and its capital resources and liquidity, please see Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

BUSINESS OVERVIEW
The following business overview further describes the Company’s exploration and production operations and activities by geographic region.
Operating Areas
APA’s business has oil and gas operations in three geographic areas: the U.S., Egypt, and offshore the U.K. in the North Sea. APA also has active development, exploration, and appraisal operations in Suriname, as well as exploration interests in Uruguay, Alaska, and other international locations that may, over time, result in reportable discoveries and development opportunities.
The following table sets out a brief comparative summary of certain key 2025 data for each of the Company’s operating areas. Additional data and discussion are provided in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

	Production	Percentage of Total Production	Production Revenue	Year-End Estimated Proved Reserves	Percentage of Total Estimated Proved Reserves	Gross Wells Drilled	Gross Productive Wells Drilled
	(In MMboe)		(In millions)	(In MMboe)
United States	105.0	62%	$3,819	781	74%	197	197
Egypt(1)	53.3	31%	2,637	176	17%	98	71
North Sea(2)	11.2	7%	773	25	2%	—	—
Suriname	—	—%	—	74	7%	—	—
Total	169.5	100%	$7,229	1,056	100%	295	268
(1)The Company’s operations in Egypt, excluding the impacts of a one-third noncontrolling interest, contributed 23 percent of 2025 production and accounted for 12 percent of year-end 2025 estimated proved reserves.
(2)Sales volumes from the Company’s North Sea assets for 2025 were 11.4 MMboe. Sales volumes may vary from production volumes as a result of the timing of liftings.
United States
In 2025, the Company’s U.S. oil and gas operations contributed approximately 62 percent of production, 53 percent of oil and gas revenues, and 74 percent of estimated year-end proved reserves. APA has access to significant liquid hydrocarbons across its 2.6 million gross acres (1.3 million net acres) in the U.S..
The Company’s U.S. producing assets are primarily located in the Permian Basin in West Texas, including the Midland and Delaware sub-basins. Examples of shale plays being developed within these sub-basins include the Spraberry, Bone Spring, Wolfcamp, Barnett, and Woodford. The Company operates approximately 4,000 gross oil and gas wells across its acreage, with additional interests in approximately 700 non-operated wells. APA also has legacy operations located offshore in the Gulf of America. Highlights of the Company’s operations in the U.S. include:
•Permian Basin The Permian Basin is a foundational asset for APA, providing the Company’s largest source of production and cash flow. Over the past two years, the Company has progressed on high-grading its scale of operations and localized knowledge through the Callon acquisition and exit from non-core holdings in the conventional Central Basin Platform and positions in New Mexico. This concentrates APA’s position in a few key areas that enable economies of scale in operations and provides significant flexibility in pacing of developmental and appraisal activity.
In addition, the Company has been able to make significant strides in reducing drilling, completions, and equipping and facility costs by leveraging these synergies while refining its development approach to its asset base. Improvements in its cost structure has enabled the Company to drill more wells on tighter and denser spacing and to moderate completion intensity.
Key assets in the Permian Basin include:
•Midland Basin APA holds approximately 406,000 gross acres (288,000 net acres) in the Midland Basin in West Texas. During 2025, the Company primarily targeted oil plays in the Spraberry and Wolfcamp shale formations, drilling 106 gross development wells in this basin with a 100 percent success rate.

•Delaware Basin APA holds approximately 217,000 gross acres (166,000 net acres) in the Delaware Basin of West Texas. During 2025, the Company drilled 84 gross development wells in this basin with a 100 percent success rate, primarily targeting the Bone Spring and Wolfcamp formations. Also during 2025, the Company divested certain of its non-core producing properties located in New Mexico.
•Legacy Assets APA holds approximately 1.7 million gross acres (0.7 million net acres) in legacy properties, of which approximately 513,000 gross acres are in the offshore waters of the Gulf of America. Consistent with the Company’s broader portfolio management efforts, certain non-strategic leasehold positions on its legacy acreage holdings provide additional monetization opportunities that continue to be evaluated. During 2025, the Company participated in the drilling of 7 gross development wells in this area with a 100 percent success rate.
•New Venture Assets APA holds approximately 325,000 gross acres (163,000 net acres) of undeveloped acreage on the North Slope of Alaska. During 2025, the Company and its partners announced preliminary results of an exploratory well in Alaska, confirming the successful discovery of a reservoir. A successful flow test of the well was announced in 2025, with the well averaging 2,700 b/d during the final flow period. The Company continues to evaluate data from the well, and further appraisal drilling will determine the ultimate size of the discovery.
The Company is committed to maintaining a safe and efficient level of activity as part of its planned capital investment program. For 2026, the Company will continue to budget its capital program at levels to fund activity necessary to offset inherent declines in production and proved oil and natural gas reserves, subject to prevailing commodity prices. Future rig activity levels and drilling targets will be dependent on the success of the Company’s drilling program and its ability to add reserves economically.
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
U.S. Delivery Commitments The Company has long-term delivery commitments for natural gas and crude oil that require APA to deliver an average of 152 Bcf of natural gas per year for the period from 2026 through 2029, an average of 49 Bcf of natural gas per year for the period from 2030 through 2037, an average of 1.8 MMbbls of crude oil per year for the period from 2026 through 2028, and de minimis crude oil volumes in the year 2029, in each case, at variable, domestic and/or international, market-based pricing.
In order to satisfy certain delivery commitments, the Company purchases third-party natural gas and crude oil to sell and deliver under existing pipeline agreements and sales contracts. APA may also enter into contractual arrangements to reduce its delivery commitments. The Company has not experienced any significant constraints in satisfying the committed quantities required by its delivery commitments.
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
Egypt APA has decades of exploration, development, and operations experience in Egypt and is the largest acreage holder in Egypt’s Western Desert. At year-end 2025, the Company held 7.5 million gross acres in six separate concessions. The Company’s acreage is primarily held under one merged concession agreement (MCA) that resulted from the ratification of a MCA in 2021 with the Government of Egypt and EGPC. The MCA consolidated 98 percent of gross acreage and 90 percent of gross production under one concession agreement and refreshed the existing development lease terms for 20 years and exploration leases for 5 years. The consolidated concession has a single cost recovery pool to provide improved access to cost recovery, a fixed 40 percent cost recovery limit, and a fixed profit-sharing rate of 30 percent for all the Company’s production covered under the concession. Approximately 76 percent of the Company’s gross acreage in Egypt is undeveloped, providing APA with considerable exploration and development opportunities for the future.
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
The Company’s estimated proved reserves in Egypt are reported under the economic interest method and exclude the host country’s share of reserves. Through the joint venture, Sinopec holds a one-third minority participation interest in the Company’s oil and gas operations in Egypt. The Company’s Egypt assets, including the one-third noncontrolling interest, contributed 31 percent of 2025 production and 17 percent of 2025 year-end estimated proved reserves. Excluding the impacts of the noncontrolling interest, Egypt contributed 23 percent of 2025 production and 12 percent of 2025 year-end estimated proved reserves.
In 2025, the Company drilled 45 gross development and 53 gross exploration wells in Egypt. A key component of the Company’s success has been the ability to acquire and evaluate 3-D seismic surveys that enable the Company’s technical teams to consistently high-grade existing prospects and identify new targets across multiple pay horizons in the Cretaceous, Jurassic, and deeper Paleozoic formations. The Company has completed seismic surveys covering three million acres, which has led to recent discoveries that build and enhance the Company’s drilling inventory in Egypt. The Company will continue to focus on driving efficiencies and managing costs under the MCA.
During 2025, the Government of Egypt awarded the Company an additional two million net exploration acres in the Western Desert. This new acreage expands on the Company’s existing position in the country. In addition to a signature bonus of $25 million, the Company has committed to a drilling program on the acreage that the Company believes it will be able to meet in the normal course of operations.
North Sea The Company has interests in approximately 176,000 gross acres in the U.K. North Sea. These assets contributed 7 percent of the Company’s 2025 production and approximately 2 percent of year-end 2025 estimated proved reserves.

The Company entered the North Sea in 2003 after acquiring an approximate 97 percent working interest in the Forties field (Forties). In 2011, the Company acquired Mobil North Sea Limited, which included operated interests in the Beryl, Ness, Nevis, Nevis South, Skene, and Buckland fields and a non-operated interest in the Maclure field. The Company also has a non-operated interest in the Nelson field acquired in 2011. In 2023, the Company suspended all new drilling activity in the North Sea. During 2024, the Company performed an economic assessment of its North Sea assets in light of several new regulatory guidelines and obligations surrounding significant tax levies and modernization of aging infrastructure. The Company determined that expected returns did not economically support making investments required under the combined impact of the regulations and expects to cease production at its facilities in the North Sea prior to 2030. The Company’s investment program in the North Sea is now directed toward asset safety and integrity.
International Marketing  In Egypt, substantially all of the Company’s 2025 natural gas production is sold to EGPC pursuant to a gas sales agreement that establishes pricing based on a minimum realized price of $2.65 per MMBtu, with the potential for higher pricing on incremental volumes when pre-determined production thresholds are met. The gas sales agreement, which was effective beginning January 2025, creates the potential for significant new drilling inventory with returns on par with oil. In the periods prior to the current agreement, the natural gas production in Egypt was primarily sold to EGPC at an industry-pricing formula of $2.65 per MMBtu. Crude oil production is sold to third parties in the export market or to EGPC when called upon to supply domestic demand. Oil production sold to third parties is sold and exported from one of two terminals on the northern coast of Egypt. Oil production sold to EGPC is sold at prices related to the export market.
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
In October 2024, the Company announced that its subsidiary reached a positive final investment decision for the first oil development, named GranMorgu, in Block 58 offshore Suriname. This development will include production from the Krabdagu and Sapakara oil discoveries. These fields, located in water depths between 100 and 1,000 meters, will be produced through a system of subsea wells connected to a floating production, storage and offloading (FPSO) unit located 150 km off the Suriname coast, with an oil production capacity of 220,000 b/d. The GranMorgu FPSO unit is designed to accommodate future tie-back opportunities that would extend its four-year production plateau and will feature technology that minimizes greenhouse gas emissions. Total investment is estimated at $10.5 billion, with APA’s share of the investment subject to the existing joint venture agreement with TotalEnergies to carry a portion of Apache’s appraisal and development capital. Under the terms of the Block 58 PSCs, Staatsolie exercised its right to participate in the GranMorgu development and production for a 20 percent share. First oil is anticipated in 2028.
The Company is also the operator of Block 53 offshore Suriname and holds a 45 percent working interest in the block. The Company, through an extension granted in 2023, holds approximately 13,000 net undeveloped acres for its operated Baja discovery area. Evaluation of the area is ongoing.

During 2023, the Company signed a production-sharing contract for Block 6 offshore Uruguay covering approximately four million undeveloped acres, where it has an obligation to drill one exploration well. In February 2024, the Company also signed a production-sharing contract for Block 4 offshore Uruguay, covering approximately 1.2 million net undeveloped acres. The Company holds a 50 percent working interest in the project and is the operator.
The Company continues to assess, contract, and potentially explore undeveloped acreage positions in other international locations.
Drilling Statistics
Worldwide in 2025, APA drilled or participated in drilling 295 gross wells, with 268 wells (91 percent) completed as producers. Historically, APA’s drilling activities in the U.S. have generally concentrated on exploitation and extension of existing producing fields rather than exploration. As a general matter, the Company’s operations outside of the U.S. focus on a mix of exploration and development wells. In addition to wells completed during the year, at year-end 2025, a number of wells had not yet reached completion: 103 gross (97.8 net) in the U.S., 25 gross (25.0 net) in Egypt.
The following table shows the results of the oil and gas wells drilled and completed for each of the last three fiscal years:

	Net Exploratory			Net Development			Total Net Wells
	Productive	Dry	Total	Productive	Dry (1)	Total	Productive	Dry	Total
2025
United States	—	—	—	146.5	—	146.5	146.5	—	146.5
Egypt	27.5	25.0	52.5	42.3	2.0	44.3	69.8	27.0	96.8
Total	27.5	25.0	52.5	188.8	2.0	190.8	216.3	27.0	243.3
2024
United States	—	—	—	152.7	—	152.7	152.7	—	152.7
Egypt	16.0	20.0	36.0	45.5	2.0	47.5	61.5	22.0	83.5
Total	16.0	20.0	36.0	198.2	2.0	200.2	214.2	22.0	236.2
2023
United States	—	—	—	78.4	—	78.4	78.4	—	78.4
Egypt	24.0	24.0	48.0	66.1	7.7	73.8	90.1	31.7	121.8
North Sea	1.2	—	1.2	—	—	—	1.2	—	1.2
Other International	—	0.3	0.3	—	—	—	—	0.3	0.3
Total	25.2	24.3	49.5	144.5	7.7	152.2	169.7	32.0	201.7
(1)No proved undeveloped reserves were included in reserves as of year-end 2024 for the 2.0 net dry development wells drilled in 2025. No proved undeveloped reserves were included in reserves as of year-end 2023 for the 2.0 net dry development wells drilled in 2024.
Productive Oil and Gas Wells
The number of productive oil and gas wells, operated and non-operated, in which the Company had an interest as of December 31, 2025, is set forth below:

	Oil		Gas		Total
	Gross	Net	Gross	Net	Gross	Net
United States	3,311	2,514	684	578	3,995	3,092
Egypt	921	894	110	108	1,031	1,002
North Sea	125	85	11	7	136	92
Total	4,357	3,493	805	693	5,162	4,186

Domestic	3,311	2,514	684	578	3,995	3,092
Foreign	1,046	979	121	115	1,167	1,094
Total	4,357	3,493	805	693	5,162	4,186

Production, Pricing, and Lease Operating Cost Data
The following table describes, for each of the last three fiscal years, oil, NGL, and gas production volumes, average lease operating costs per boe (including transportation costs but excluding severance and other taxes), and average sales prices for each of the countries where the Company has operations:

	Production			Average Lease Operating Cost per Boe	Average Sales Price
	Oil	NGL	Gas		Oil	NGL	Gas
Year Ended December 31,	(MMbbls)	(MMbbls)	(Bcf)		(Per bbl)	(Per bbl)	(Per Mcf)
2025
United States	45.8	27.8	187.8	$10.19	$65.71	$22.13	$1.02
Egypt(1)	32.0	—	128.1	8.83	67.97	—	3.59
North Sea(2)	8.8	0.5	11.4	34.03	69.31	43.59	12.03
Total	86.6	28.3	327.3	11.36	66.92	22.71	2.36
2024
United States	47.1	27.0	177.0	$11.33	$75.92	$22.83	$0.71
Egypt(1)	32.6	—	106.5	9.70	80.41	—	2.94
North Sea(2)	9.6	0.4	14.6	37.02	80.74	47.59	10.84
Total	89.3	27.4	298.1	12.75	78.08	23.37	1.97
2023
United States	28.8	23.0	165.1	$10.62	$77.84	$20.85	$1.80
Egypt(1)	32.5	—	118.9	9.70	82.47	—	2.91
North Sea(2)	12.7	0.4	18.3	25.34	82.75	47.77	13.02
Total	74.0	23.4	302.3	11.95	80.72	21.54	2.91
(1)Includes production volumes attributable to a one-third noncontrolling interest in Egypt.
(2)Sales volumes from the Company’s North Sea assets for 2025, 2024, and 2023 were 11.4 MMboe, 12.4 MMboe, and 16.6 MMboe, respectively. Sales volumes may vary from production volumes as a result of the timing of liftings.
Gross and Net Undeveloped and Developed Acreage
The following table summarizes the Company’s gross and net acreage position by geographic area as of December 31, 2025:

	Undeveloped Acreage		Developed Acreage
	Gross Acres	Net Acres	Gross Acres	Net Acres

	(In thousands)
United States	2,075	955	564	392
Egypt	5,737	5,737	1,769	1,721
North Sea	17	12	159	123
Suriname	1,470	734	—	—
Other International	6,548	5,312	—	—
Total	15,847	12,750	2,492	2,236
As of December 31, 2025, the Company held approximately 5,000 net undeveloped acres in the U.S. that are scheduled to expire by year-end 2026 if production is not established or the Company takes no action to extend the terms. Nearly all of the Company’s U.S. acreage expiring in 2026 is in the Delaware Basin. The Company also held approximately 1,000 and 7,000 net undeveloped acres on its U.S. onshore acreage set to expire by year-end 2027 and 2028, respectively. As of December 31, 2025, approximately 81 percent of the U.S. net undeveloped acreage was held by production or owned as undeveloped mineral rights. The Company also has approximately 84,000 and 22,000 net undeveloped acres in Alaska set to expire by year-end 2027 and 2028, respectively, if no extension is granted.

During 2025, the Government of Egypt awarded the Company an additional two million net undeveloped exploration acres in the Western Desert for a term of five years, expanding on the Company’s existing position in Egypt. The Company also holds undeveloped exploration acreage that was consolidated and extended in 2021 following ratification of the MCA with EGPC. The merged exploration acreage is scheduled to expire in 2026. The Company intends to pursue extensions of this acreage and may seek access to additional concession areas where it believes exploration potential exists. However, there can be no assurance that any such extensions or new access rights will be obtained on commercially acceptable terms, or at all, as these actions are subject to governmental approvals. No oil and gas reserves were recorded on undeveloped acreage set to expire.
The Company held approximately six million net undeveloped acres as of December 31, 2025, in other international locations. Exploration interests include Block 53 and Block 58 offshore Suriname and Block 4 and Block 6 offshore Uruguay. The Company continues to actively evaluate and analyze several discoveries on its Block 58 offshore Suriname exploration acreage with its operator partner, TotalEnergies. Approximately 720,000 net undeveloped acres in Block 58 have a current expiration date of June 2031 with an option to extend further.
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

The following table shows proved oil, NGL, and gas reserves as of December 31, 2025, based on average commodity prices in effect on the first day of each month in 2025, held flat for the life of the production, except where future oil and gas sales are covered by physical contract terms. The total column of this table shows reserves on a boe basis in which natural gas is converted to an equivalent barrel of oil based on a ratio of 6 Mcf to 1 bbl. This ratio is not reflective of the current price ratio between the two products.

	Oil	NGL	Gas	Total
	(MMbbls)	(MMbbls)	(Bcf)	(MMboe)
Proved Developed:
United States	182	181	1,095	545
Egypt(1)	102	—	371	164
North Sea	22	1	13	25
Total	306	182	1,479	734
Proved Undeveloped:
United States	121	58	338	235
Egypt(1)	8	—	28	13
Suriname	74	—	—	74
Total	203	58	366	322
Total Proved	509	240	1,845	1,056
(1)Includes total proved developed and total proved undeveloped reserves of 55 MMboe and 4 MMboe, respectively, attributable to a one-third noncontrolling interest in Egypt.
As of December 31, 2025, the Company had total estimated proved reserves of 509 MMbbls of crude oil, 240 MMbbls of NGLs, and 1.8 Tcf of natural gas. Combined, these total estimated proved reserves are the volume equivalent of 1.1 billion boe, of which liquids represent approximately 71 percent. As of December 31, 2025, the Company’s proved developed reserves totaled 734 MMboe and estimated proved undeveloped (PUD) reserves totaled 322 MMboe, or approximately 30 percent of worldwide total proved reserves. APA has elected not to disclose probable or possible reserves in this filing. The Company had one field that contained 15 percent or more of its total proved reserves for the year ended December 31, 2025. The Company had no fields that contained 15 percent or more of its total proved reserves for the years ended December 31, 2024 and 2023.
During 2025, the Company added approximately 100 MMboe from extensions, discoveries, and other additions. The Company recorded 72 MMboe of exploration and development adds in the U.S., derived from drilling activity in the Permian Basin primarily targeting the Spraberry, Bone Spring, and Wolfcamp producing horizons. The Company’s Egypt operations contributed 28 MMboe of exploration and development adds from onshore exploration and appraisal.
The Company realized combined upward revision of previously estimated reserves of 175 MMboe. Upward revisions related to pricing and interest totaled 37 MMboe, driven primarily by an increase in Permian Basin gas pricing. Engineering and well performance adjustments totaled 138 MMboe in the U.S. and Egypt. Upward revisions of 100 MMboe in the U.S. is related to changes to development plans and updates due to reservoir performance. Egypt realized positive revisions of 38 MMboe from gas infrastructure optimization and improved recovery projects.
Divestitures during 2025 of non-core producing properties in the U.S. reduced estimated proved reserves by approximately 19 MMboe.
The Company’s estimates of proved reserves, proved developed reserves, and PUD reserves as of December 31, 2025, 2024, and 2023, changes in estimated proved reserves during the last three years, and estimates of future net cash flows from proved reserves are contained in Note 16—Supplemental Oil and Gas Disclosures (Unaudited) in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K. Estimated future net cash flows were calculated using a discount rate of 10 percent per annum, end of period costs, and an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements.

Proved Undeveloped Reserves
The Company’s total estimated PUD reserves of 322 MMboe as of December 31, 2025, increased by 22 MMboe from 300 MMboe of PUD reserves reported at year-end 2024. During 2025, the Company converted 76 MMboe of PUD reserves to proved developed reserves through development drilling activity. In the U.S., the Company converted 66 MMboe, with the remaining 10 MMboe in its international areas. The Company disposed of 2 MMboe related to PUD reserves divested during 2025. The Company added 62 MMboe of new PUD reserves through extensions. The Company also revised PUD reserves upward 41 MMboe as a result of updates to field development plans. Other downward revisions include 2 MMboe associated with interest changes and 1 MMboe associated with product prices.
During 2025, a total of approximately $546 million was spent on projects associated with proved undeveloped reserves. A portion of APA’s costs incurred each year relate to development projects that will convert undeveloped reserves to proved developed reserves in future years. During 2025, the Company spent approximately $494 million on PUD reserve development activity in the U.S. and $52 million in Egypt. Additionally, the Company spent approximately $256 million in development and facility capital as part of the Suriname development during 2025. As of December 31, 2025, the Company had no material amounts of proved undeveloped reserves scheduled to be developed beyond five years from initial disclosure.
Preparation of Oil and Gas Reserve Information
The Company’s reported reserves are reasonably certain estimates which, by their very nature, are subject to revision. These estimates are reviewed throughout the year and revised either upward or downward, as warranted.
APA’s proved reserves are estimated at the property level and compiled for reporting purposes by a group of experienced reservoir engineers who interact with engineering and geoscience personnel in each of the Company’s operating areas and with accounting and marketing employees to obtain the necessary data for projecting future production, costs, net revenues, and ultimate recoverable reserves. All relevant data is compiled in a computer database application, to which only authorized personnel are given security access rights consistent with their assigned job function. Annually, each property is reviewed in detail by our corporate and operating asset engineers to ensure forecasts of operating expenses, netback prices, production trends, and development timing are reasonable. Reserves are reviewed internally with senior management and presented to APA’s Board of Directors in summary form on an annual basis.
APA’s Director of Reserves is the person primarily responsible for overseeing the Company’s reserves estimation and reporting process. He has a Bachelor of Science degree in Petroleum Engineering and over 40 years of experience in the energy industry. The Director of Reserves reports directly to the Company’s Vice President of Assurance.
The estimate of reserves disclosed in this Annual Report on Form 10-K is prepared by the Company’s internal staff, and the Company is responsible for the adequacy and accuracy of those estimates. The Company engages Ryder Scott Company, L.P. Petroleum Consultants (Ryder Scott) to conduct a reserves audit, which includes a review of the Company’s processes and the reasonableness of the Company’s estimates of proved hydrocarbon liquid and gas reserves. The Company selects the properties for review by Ryder Scott based primarily on relative reserve value. The Company also considers other factors such as geographic location, new wells drilled during the year, and reserves volume. During 2025, the properties selected for all countries represented 87 percent of the total future net cash flows discounted at 10 percent. These properties accounted for 80 percent of the value of the Company’s domestic proved reserves and 100 percent of the value of the Company’s international proved reserves. In addition, all fields containing five percent or more of the Company’s total proved reserves volume were included in Ryder Scott’s review. The review covered 82 percent of total proved reserves on a boe basis.
The percentages of total estimated proved reserves values, calculated as future net cash flows discounted at 10 percent, and volumes, on a boe basis, covered by Ryder Scott’s reviews for the years 2025, 2024, and 2023 were:

	2025	2024	2023
Estimated proved reserves values	87%	90%	88%

Estimated proved reserves volumes:
United States	80%	80%	83%
Egypt	80%	80%	80%
North Sea	84%	95%	90%
Suriname	100%	100%	—%
APA Worldwide	82%	82%	83%

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
MAJOR CUSTOMERS
The Company is exposed to credit risk in the event of nonpayment by counterparties, a significant portion of which are concentrated in energy-related industries. The creditworthiness of customers and other counterparties is subject to continuing review, including the use of master netting agreements, where appropriate. During 2025, sales to EGPC in Egypt accounted for approximately 15 percent of the Company’s worldwide crude oil, natural gas, and NGLs revenues. During 2024 and 2023, sales to EGPC accounted for approximately 17 percent and 15 percent of the Company’s worldwide crude oil, natural gas, and NGLs revenues.
Management does not believe that the loss of any single customer would have a material adverse effect on the results of operations.
HUMAN CAPITAL MANAGEMENT
Human Capital and Employees
APA’s ability to execute its strategy depends on attracting, developing, and retaining a skilled workforce. The Company focuses on employee health and safety, total rewards, development opportunities and community partnerships to support employee experience and performance.
As of December 31, 2025, APA employed approximately 1,791 full-time equivalent employees:

Employees
United States	1,061
United Kingdom	486
Egypt	242
Suriname	—
France	2
Total employees	1,791
Oversight and Management
The Management Development and Compensation (MD&C) Committee and/or the full Board of Directors receive regular reports on human capital matters. The MD&C Committee also oversees compensation programs, leadership development, and succession planning. These activities support APA’s core values, which include health and safety, investment in the workforce, environmental responsibility, continuous improvement, and ethical conduct.
Equal Opportunity Employer
APA is an equal opportunity employer and prohibits discrimination and harassment. Personnel actions are administered without regard to race, color, religion, sex, familial status, marital status, sexual orientation, gender identity or expression, pregnancy, age, national origin, disability status, genetic information, protected veteran status, or any other characteristic protected by law.
APA also maintains resources to support an inclusive work environment where employees are valued and able to thrive.
Talent
APA’s talent strategy integrates recruitment and development to support organizational capability and leadership development and ingenuity.

Recruitment uses technology and data-driven insights to identify talent globally and uses referrals and feedback to strengthen local sourcing.
APA also engages with educational institutions, industry networks, and professional organizations to access emerging talent and build relationships with industry professionals.
Beyond recruitment, the Company invests in talent development initiatives designed to build capability, strengthen leadership effectiveness, and reinforce a high-performance culture. These initiatives include continuous learning opportunities, skill enhancement programs, mentorship frameworks, and leadership development programs.
In 2025, APA emphasized leadership and culture initiatives. Senior leadership focused on strategic priorities and development of a strong corporate culture that reinforces shared values, collaboration, accountability, and continuous improvement.
Training and Development
Employee development is supported through training, performance management, and continuous feedback using in-person and virtual delivery.
2025 highlights included:
•Technical Excellence Initiative: Launched an initial framework defining technical capability expectations and progression pathways across critical disciplines with broader implementation planned for 2026.
•Individual Development Plan (IDP): Began implementing an IDP framework to identify development priorities, align learning activities with career aspirations, and track progress over time.
•Performance Management: Continued strengthening the program with increased emphasis on ongoing feedback and development conversations.
•Learning access: Expanded on-demand learning through multiple online learning platforms offering technical, leadership, and business acumen content.
•Succession planning: Remained a critical component of APA’s talent strategy including identifying key roles, assessing readiness, and targeted development actions.
•Additional development and training opportunities offered during the year included:
•Third-party online and in-person training programs;
•Ongoing education for people leaders aligned to leadership competencies;
•Leadership and personal development coaching by line managers;
•Annual cybersecurity training;
•Annual compliance training including antitrust, bribery, corruption, and the APA Code of Conduct; and
•Mandatory health, safety, and environmental training for field and offshore employees.
Total Rewards
APA’s total rewards approach is designed to attract, motivate, and retain top talent by providing a robust compensation and benefits package that includes competitive base salary, industry-leading benefits and performance-driven incentives. To foster a stronger sense of ownership and align the interests of employees and shareholders, annual long-term incentive grants are provided to eligible employees under APA’s long-term incentive compensation program. Furthermore, the Company offers comprehensive and locally relevant benefits that cultivate a family-friendly work environment and focus on the overall wellness of the Company’s employees. In the U.S. these include, among other benefits:
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
Environment, Health and Safety (EH&S)
APA’s priority is the health and safety of its workforce. The Company’s environmental, health, and safety and operations functions partner to consistently reinforce its core values, standards, and operating practices as well as foster a safety culture that empowers the Company’s workforce to stop work if conditions or behaviors are deemed unsafe. APA focuses on incident mitigation, driving safety, and environmental stewardship across its global operations every day, with the help of visible and engaged leadership, by setting clear expectations and making safety personal for all employees and contractors.

Global Primary Workforce Safety Metrics
Total Recordable Incident Rate (TRIR)(1)	0.13	35% below target of 0.20
Severe Incident Rate (SIR)(2)	0.0	100% below target of 0.010
US Flaring Intensity(3)	0.84	16% below target of 1.0
(1)Total Recordable Incident Rate (TRIR): The rate of recordable injuries sustained by employees, contractors, or both that occur per 200,000 hours worked.
(2)Severe Incident Rate (SIR): The rate of incidents resulting in fatal injury, permanent or significant loss or impairment of a body part or organ function, or that otherwise permanently change or disable individuals in their normal life activity, per 200,000 hours worked.
(3)Flaring Intensity: The volume of gas flared per volume of gas produced expressed as a percent.
Community Partnerships
APA is committed to being a responsible partner in the communities where it operates. The Community Partnerships group oversees the Company’s global strategic community engagement, including the stewardship of key stakeholder relationships.
APA’s global giving strategy is focused on three pillars: Community Well-being, Environmental Stewardship, and Access to Energy, through which the Company creates sustainable and positive impacts. Based on these pillars, APA is committed to addressing acute needs within the local communities where it operates; ensuring that it remains focused on its long-standing legacy and commitment to environmental stewardship and conservation; and supporting communities that lack access to reliable, affordable energy.
•Community Well-being: APA continues to partner with organizations within the communities in which it operates to improve quality of life through access to education and essential medical supplies; development of innovative healthcare technologies and procedures; support for vulnerable populations; response to natural disasters; and support for first responders.
•Environmental Stewardship: In 2025, the Company’s environmental stewardship initiatives included grants of more than 16,000 trees to community partners in the U.S. and U.K. through the Apache Corporation Tree Grant Program. The Company also continued its partnership with the Texas Wildlife Association Foundation to support environmental education programs and provided multi-year support to the Pecos Watershed Conservation Initiative, an alliance of seven energy companies, in partnership with the National Fish and Wildlife Foundation, focused on restoring and protecting natural grasslands and habitats within the greater Trans-Pecos region.
•Access to Energy: In 2025, the Company continued to support access to affordable, reliable energy through its partnership with Switch Energy Alliance, a Houston-based nonprofit focused on energy education, workforce development, and informed energy dialogue. The Company’s support helped advance Switch Energy Alliance’s programming that increases understanding of energy systems, energy access challenges, and the role of diverse energy solutions in supporting economic development and quality of life in energy-impacted communities.

APA also provides employees with volunteer service opportunities in collaboration with its Community Partnerships program. The Company seeks meaningful volunteer opportunities that instill a sense of pride, ownership, and accomplishment for employees in their communities. As community needs change and stakeholder engagement continues, APA continues to adjust its charitable giving program.
OFFICES
The Company’s principal executive offices are located at 2000 W. Sam Houston Pkwy. S., Suite 200, Houston, Texas 77042-3643. As of year-end 2025, the Company maintained offices in Midland, Texas; Houston, Texas; Cairo, Egypt; and Aberdeen, Scotland. The Company’s primary office space is leased. The current lease on the Company’s principal executive offices runs through December 31, 2038, subject to the lessee’s option to extend the term by up to 20 years. For information regarding the Company’s obligations under its office leases, please see Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Contractual Obligations and Note 10—Commitments and Contingencies in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K.
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

Competitive Conditions
The oil and gas industry is highly competitive in the exploration for and acquisitions of reserves, the acquisition of oil and gas leases, equipment, and personnel required to find and produce reserves, and the gathering and marketing of oil, gas, and NGLs. The Company’s competitors include national oil companies, major integrated oil and gas companies, other independent oil and gas companies, and participants in other industries supplying energy and fuel to industrial, commercial, and individual consumers.
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
Governmental Regulation
The Company’s U.S. operations are subject to federal, state, and local laws and regulations, including restrictions on production, changes in taxes and other amounts payable to governments, price or gathering rate controls, environmental protection laws and regulations, standards for drilling, completing, and equipping oil and gas wells, standards for plugging, abandonment, decommissioning, and site restoration activities, and security for plugging, abandonment, and decommissioning obligations, including in the Gulf of America. For discussions of the risks the Company faces related to regulation, see the information set forth under “Risks Related to Governmental Regulation and Political Matters,” “Risks Related to Climate Change, Energy Transition, and ESG Matters,” and “Risks Related to International Operations” in Item 1A―Risk Factors.
Regulatory requirements affecting the Company’s operations are frequently proposed, revised, delayed, challenged in litigation, enjoined or stayed by courts, withdrawn by agencies, or modified through subsequent administrative and legislative actions, including in the U.S. through the use of the Congressional Review Act. As a result, the scope, timing, and practical impact of regulatory change can be difficult to predict and may change rapidly, including across election cycles and as agencies adjust enforcement priorities.
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
Climate Change
Due to climate change concerns, numerous proposals to monitor and limit emissions of greenhouse gas (GHG) have been made and are likely to continue to be made at the federal, state, and local levels of government and by the governments of other nations. There has been discussion in countries where the Company operates, including the U.S., regarding changes in legislation or heightened regulation of GHGs, including to monitor and limit existing emissions of GHGs and to restrict or eliminate future emissions, or to assess a charge on methane emissions in the oil and gas industry.
In the U.S., regulatory activity related to methane and GHG emissions has included, and is expected to continue to include, changes to monitoring, reporting, leak detection and repair, flaring, and emissions control requirements applicable to oil and gas operations. For example, the U.S. Environmental Protection Agency (EPA) has adopted and/or proposed revisions to methane and volatile organic compound standards for new and existing sources in the oil and gas sector, and the EPA’s Greenhouse Gas Reporting Program has been subject to ongoing rulemaking activity, including recent activity to reduce the reporting for petroleum and natural gas systems. In addition, the Inflation Reduction Act of 2022 established a Methane Emissions Reduction Program that contemplates the assessment of a “waste emissions charge” for certain methane emissions from facilities already subject to reporting requirements, which has been delayed until 2034. Additionally, on February 12, 2026, the EPA finalized a rescission of the 2009 Endangerment Finding for GHGs under Section 202(a) of the Clean Air Act; this action, and any resulting legal challenges or subsequent governmental actions, could affect the broader regulatory landscape and related compliance expectations. Further, these developments, and related state implementation actions, could increase compliance costs, require additional capital expenditures, and result in operational constraints, including with respect to measurement and monitoring, equipment retrofits, and flaring practices.
Additionally, various states and groups of states have adopted, and others continue to consider adopting, legislation, regulations, or other regulatory initiatives that are focused on such areas as GHG cap-and-trade programs, carbon taxes, reporting and tracking programs, restriction of emissions, electric vehicle mandates, and combustion engine phaseouts. Any such legislation, regulations, or other regulatory initiatives, if enacted, or additional or increased taxes, assessments, or GHG-related fees on the Company’s operations could lead to increased operating expenses or cause the Company to make significant capital investments for infrastructure modifications, including as a result of recent federal actions to reconsider and rescind certain GHG-related regulatory determinations and standards, which may create regulatory uncertainty and result in increased state-level and litigation activity. Certain jurisdictions have also adopted or proposed climate-related disclosure or supply-chain reporting regimes, which could increase compliance and reporting costs and, depending on applicability, require additional processes, controls, and assurance.
Endangered or Protected Species
The Company’s operations in its operating areas could be adversely impacted by seasonal, periodic, or permanent restrictions or limitations relating to oil and gas operations to protect certain wildlife with habitats or migratory paths within such operational areas. Such restrictions or limitations can include, without limitation, prohibited drilling and development activity in certain areas or restricted activities during specific seasons or the employment of costly mitigation measures. New designations of previously unprotected species as threatened, endangered, or protected species could cause the Company to incur significant additional costs to implement required protective measures or could limit the Company’s ability to effectively and efficiently develop and produce reserves.
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
Environmental Compliance
As an owner or lessee and operator of oil and gas properties and facilities, the Company is subject to numerous federal, state, local, and foreign laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations, subject the lessee to liability for pollution damages and require suspension or cessation of operations in affected areas. Although environmental requirements have a substantial impact upon the energy industry as a whole, the Company does not expect that these requirements will affect it differently, to any material degree, than other companies in the oil and gas industry; however, the Company’s compliance costs and operational constraints may increase as requirements evolve.
The Company has made and will continue to make expenditures in its efforts to comply with these requirements, which the Company believes are necessary business costs in the oil and gas industry. The Company has established policies for continuing compliance with environmental laws and regulations, including regulations applicable to its operations in all countries in which it does business. The Company has established operating procedures and training programs designed to limit the environmental impact of its field facilities and identify and comply with changes in existing laws and regulations. The costs incurred under these policies and procedures are inextricably connected to normal operating expenses such that the Company is unable to separate expenses related to environmental matters; however, the Company does not currently expect that compliance with existing environmental laws and regulations will have a material adverse impact on its capital expenditures, earnings, or competitive position, though future regulatory changes could increase the Company’s costs and capital requirements.

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
RISKS RELATED TO COMMODITY PRICES, DEMAND, AND PRODUCTION
Crude oil, natural gas, and NGL prices and their volatility could adversely affect the Company’s operating results and the price of APA’s common stock.
The Company’s revenues, operating results, future rate of growth, and carrying value of its oil and gas properties depend highly upon the prices it receives for its sales of crude oil, natural gas, and NGL products. Historically, the markets for these commodities have been volatile and are likely to continue to be volatile in the future. For example, the NYMEX daily settlement price for the prompt month oil contract in 2025 ranged from a high of $80.73 per barrel to a low of $55.44 per barrel, and the NYMEX daily settlement price for the prompt month natural gas contract in 2025 ranged from a high of $9.86 per MMBtu to a low of $2.65 per MMBtu.
The market prices for crude oil, natural gas, and NGLs depend on factors beyond the Company’s control, including:
•demand, which fluctuates with changes in market and economic conditions;
•worldwide and domestic supplies and/or inventories of crude oil, natural gas, and NGLs and the availability of related pipeline, transportation, import/export, and refining capacity and infrastructure;
•actions taken by foreign oil and gas producing nations, including the Organization of the Petroleum Exporting Countries (OPEC) and non-OPEC members that participate in OPEC initiatives (OPEC+);
•political conditions and events in oil and gas producing regions, including instabilities, changes in governments, or armed conflicts;
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
•the timing, scope, implementation, and potential judicial review of energy transition and climate-related policies and regulations (such as methane fees, emissions reporting requirements, carbon pricing mechanisms, and other climate-related measures);
•domestic and foreign governmental regulations and taxes, including changes or initiatives to address the impacts of global climate change, hydraulic fracturing, methane emissions, flaring, or water disposal; and
•the overall economic environment, including rates of growth, trade tensions, and increasing inflationary pressure.

Low prices have previously adversely affected and could from time to time in the future adversely affect the Company’s revenues, operating income, cash flow, and proved reserves, and a prolonged period of low prices could have a material adverse impact on the Company’s results of operations and cash flows and limit its ability to fund capital expenditures and return capital to its shareholders. Without the ability to fund capital expenditures, the Company would be unable to replace reserves and production. Sustained low prices of crude oil, natural gas, and NGLs could also further adversely impact the Company’s business, including by weakening the Company’s financial condition and reducing its liquidity, limiting the Company’s ability to fund planned capital expenditures and operations, causing the Company to delay or postpone some of its capital projects or reallocate capital to different projects or regions, limiting the Company’s access to sources of capital, such as equity and long-term debt, or reducing the carrying value of the Company’s oil and gas properties, resulting in additional non-cash impairments.
The Company’s ability to sell crude oil, natural gas, or NGLs, receive market prices for these commodities, meet volume commitments under transportation services agreements, and/or economically market third-party volumes may be adversely affected by pipeline and gathering system capacity changes, the inability to procure and resell volumes economically, various transportation interruptions or expansions, and the financial distress or insolvency of midstream or transportation providers that could reduce available capacity or disrupt service.
A portion of the Company’s crude oil, natural gas, and NGL production in any region may be, and previously have been, interrupted, limited, or shut in from time to time for numerous reasons, including as a result of weather conditions, accidents, loss of pipeline or gathering system access, field labor issues or strikes, cyberattacks or terrorist events, or capital constraints, financial distress, or insolvency of third-party providers that limit the ability of such third parties to construct gathering systems, processing facilities, or interstate pipelines to transport the Company’s production. Additionally, the Company has previously and may in the future voluntarily curtail production in response to market conditions, such as weak or negative prices. If a substantial amount of the Company’s production is interrupted or curtailed at the same time, it could temporarily adversely affect the Company’s cash flows. Further, if the Company is unable to procure and resell third-party volumes at or above a net price that covers the cost of transportation, the Company’s cash flows could be adversely affected. As additional gas pipeline takeaway capacity in the Permian Basin comes online, the spread between Permian and Gulf Coast gas prices may compress, which would reduce the Company’s gain on third-party oil and gas purchases and sales.
The Company’s commodity price and other risk management and trading activities, including interest rate and foreign exchange hedging, and contracts priced in foreign currencies may prevent it from benefiting fully from price increases and market movements and may expose it to other risks.
To the extent that the Company engages in price risk management activities to protect itself from commodity price declines, the Company may be prevented from realizing the benefits of price increases. Similarly, to the extent the Company enters into derivative contracts to manage exposure to interest rate or foreign exchange risk or enters into contracts priced in a foreign currency, it may be limited in its ability to benefit from favorable movements in interest rates or currency exchange rates or may incur additional expense converting to a foreign currency to fund contractual obligations. The Company’s hedging arrangements may expose it to the risk of financial loss, including when production falls short of the hedged volumes, price-basis differentials widen, a hedging counterparty defaults, or an unexpected event materially impacts commodity prices. In addition, because the Company does not apply hedge accounting to its derivative instruments, changes in the fair value of derivatives are recognized in current-period earnings, which may introduce earnings volatility even when the underlying exposure is intended to be economically hedged.
Public health events, workforce disruptions, or similar global or regional events have previously and may in the future adversely impact the Company’s business, financial condition, and results of operations.
Public health events, including related workforce availability constraints, travel restrictions, supply chain disruptions, or government-mandated operational limitations, have previously adversely impacted and may from time to time in the future adversely impact the global economy, cause significant volatility in financial markets, and reduce the demand for, and the prices of, oil, natural gas, and NGLs, which may materially adversely affect the Company’s business, financial condition, cash flows, and results of operations.
RISKS RELATED TO OPERATIONS, SAFETY, AND EXPLORATION AND DEVELOPMENT PROJECTS
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
Drilling for oil and gas involves numerous risks, including that the Company may not encounter commercially productive oil or gas reservoirs or may not recover all or any portion of its investment in the wells it drills. Management has previously determined, and may in the future determine, that wells or development projects have failed to meet expected economic thresholds because of drilling results, cost inflation, commodity price volatility, revised development plans, demand for oil, natural gas, and NGLs, or other information, and in such cases, the Company may elect not to pursue or complete those activities. The costs of drilling, completing, and operating wells are often uncertain, and drilling operations are subject to a variety of risks, including unexpected drilling conditions (such as pressure or formation irregularities), equipment failures or accidents, catastrophic events, marine risks, adverse weather conditions, and increases in the cost of or shortages or delays in the availability of drilling rigs, equipment, and labor. In addition, exploratory drilling involves greater risks of dry holes or failure to find commercial quantities of hydrocarbons. Any such events could have an adverse effect on the Company’s future results of operations and financial condition. Exploration costs and dry hole expenses incurred by the Company during the reporting period are further discussed in this Annual Report on Form 10-K and reflected in the consolidated financial statements included herein.
Frontier exploration and development projects, including those in new or re-entered jurisdictions, involve heightened operational, regulatory, and execution risks that could adversely affect the Company’s results of operations and financial condition.
The Company’s exploration and development portfolio includes higher‑risk frontier opportunities, including in Alaska and offshore Suriname and Uruguay, which may involve extended timelines, complex permitting and stakeholder processes, logistical constraints, and heightened regulatory scrutiny. Operations in new countries or areas where the Company has limited recent operating history may also require the establishment or reestablishment of local relationships, workforce and supply chains, regulatory familiarity, and infrastructure, and may expose the Company to unfamiliar legal frameworks, fiscal regimes, community engagement expectations, and political dynamics.
Delays or adverse outcomes in permitting, litigation (including parties seeking legal or equitable relief to prevent or otherwise limit exploration activities, such as for the acquisition of seismic data or for drilling operations), appraisal drilling, or commercial development decisions could result in the deferral, impairment, or partial or complete loss of anticipated value of exploration, development, and production assets and the recognition of additional exploration expense. In addition, unanticipated technical, geological, operational, or regulatory challenges in such jurisdictions could increase capital requirements, extend project timelines, or adversely affect the commercial viability of these projects. These risks may be amplified in jurisdictions where regulatory regimes are evolving or where litigation or public opposition to offshore exploration activities has increased.
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
The Company may be required to expend further resources to protect its digital systems and data as cyber threat actors become more sophisticated and as regulations related to cyberattacks become more complex. Cyberattacks, including malicious software, data privacy breaches by employees, insiders, or others with authorized access to the Company’s systems, cyber or phishing attacks, ransomware attacks, supply chain vulnerabilities, business email compromises, other attempts to gain unauthorized access to the Company’s data and systems, and other electronic security breaches could have a material adverse effect on the Company’s business, cause it to incur a material financial loss, subject it to possible legal claims and liability, and/or damage its reputation.
While the Company has not suffered any material losses as a result of cyberattacks, there is no assurance that the Company will not suffer such losses in the future. See Item 1C—Cybersecurity for additional information regarding the Company’s cybersecurity risk management and governance.
Material differences between the estimated and actual timing of critical events or costs may affect the completion and commencement of production from development projects.
The Company is involved in several large development projects, and the completion of these projects may be delayed beyond the Company’s anticipated completion dates. These projects may be delayed by approvals from joint venture partners, timely issuances of permits and licenses by governmental agencies, weather conditions, cost inflation, availability, manufacturing, and delivery schedules of critical vessels and equipment, customs and logistics, cash-call timing or funding shortfalls, and other unforeseen events. Delays and differences between estimated and actual timing of critical events and development costs (including for equipment and personnel) may adversely affect the Company’s large development projects (including forcing the Company to abandon such projects) and its ability to participate in large-scale development projects in the future.
RISKS RELATED TO RESERVES, ESTIMATES, AND LEASEHOLDS
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
There are numerous uncertainties inherent in the process of estimating crude oil, natural gas, and NGL reserves and their value, which is highly subjective and relies on the quality of available data and the accuracy of engineering and geological interpretation. The Company’s reserves estimates are based on 12-month average prices, except where contractual arrangements exist, consistent with applicable SEC pricing and reporting rules. Therefore, changes in future commodity prices or in development plans can materially impact reported reserves. The estimates of the Company’s proved reserves and estimated future net revenues also depend on a number of factors and assumptions that may vary considerably from actual results, including historical production from the area compared with production from other areas, the results of drilling, testing, and production for a reservoir over time, the use of volumetric analysis versus production history, the effects of changes in laws (including emissions regulations, infrastructure modernization requirements, and taxes), future operating, workover, and remediation costs, and capital expenditures. For example, during 2024, the Company recorded $796 million of impairments for certain of its North Sea proved properties as a result of several new regulatory guidelines and obligations in the U.K. Accordingly, reserves estimates may be subject to adjustment, and actual production, revenue, and expenditures with respect to the Company’s reserves likely will vary, possibly materially, from estimates. In addition, realization or recognition of proved undeveloped reserves will depend on the Company’s development schedule and plans. A change in future development plans for proved undeveloped reserves could cause the discontinuation of the classification of these reserves as proved.
Certain of the Company’s undeveloped leasehold acreage is subject to leases that will expire over the next several years unless production is established on units containing the acreage.
A sizable portion of the Company’s acreage is currently undeveloped. Unless production in paying quantities is established on units containing certain of these leases during their terms, the leases will expire. If the leases expire, the Company will lose its right to develop the related properties. The Company’s drilling plans for these areas are subject to change based upon various factors, including drilling results, commodity prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, gathering system and pipeline transportation constraints, and regulatory approvals.
RISKS RELATED TO COUNTERPARTIES AND JOINT VENTURES
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
For additional information regarding Apache’s prior Gulf of America properties and the bankruptcy of the purchaser of those properties, see the information set forth under “Potential Decommissioning Obligations on Sold Properties” in Note 10—Commitments and Contingencies in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K.
The Company does not always control decisions made under joint operating agreements or joint ventures, and the parties to such agreements or ventures may fail to meet their obligations.
The Company conducts many of its exploration and production (E&P) operations through joint operating agreements or joint ventures with other parties, including state-owned or government-controlled entities. The Company may not control decisions made under such agreements or ventures, either because it does not have a controlling interest in the venture or is not an operator under the agreement. The other parties to these arrangements may have economic, business, or legal interests or goals that are inconsistent with the Company’s, including priorities set by governmental or state-owned counterparties, or that are influenced by governmental policy, fiscal priorities, or broader economic or social conditions, which may affect decision making, capital allocation, payment timing, or operational approvals. Therefore, decisions may be made that the Company does not believe are in its best interest. Moreover, parties to such agreements or ventures may be unable to meet their economic or other obligations, and the Company may be required to fulfill those obligations alone. In either case, the value of the investment and the Company’s business and financial condition may be adversely affected.
RISKS RELATED TO CAPITAL MARKETS, LIQUIDITY, AND TAX MATTERS
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
The financial markets are subject to fluctuation and are vulnerable to unpredictable swings. The Company has a significant development project inventory and an extensive exploration portfolio, which will require substantial future investment. The Company and/or its partners may need to seek financing to fund these or other future activities. The Company’s future access to capital, as well as that of its partners and contractors, could be limited if the debt or equity markets are constrained or if financial institutions, investors, or insurers limit exposure to oil and gas companies or modify underwriting standards in response to climate-related or other policy developments. This could significantly delay development of the Company’s property interests.
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
As described in Note 9—Income Taxes in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K, the Company has substantial net operating loss carryforwards (NOLs) and other tax attributes available to potentially offset future taxable income. If the Company were to experience an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended, which is generally defined as a greater than 50 percentage point change, by value, in the Company’s equity ownership by five-percent shareholders over a three-year period, the Company’s ability to utilize its pre-change NOLs and other pre-change tax attributes to potentially offset its post-change income or taxes may be limited. Such a limitation could materially adversely affect the Company’s operating results or cash flows.
The Company’s ability to realize its deferred tax assets may be limited if it experiences changes in expected future cash flows related to reserves or ARO.
As described in Note 9—Income Taxes in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K, the Company assesses the realizability of its deferred tax assets based on its ability to generate sufficient future taxable income. Future changes in expected cash outflows for ARO or inflows from reserves could impact the Company’s ability to realize its deferred tax assets in future periods.
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

RISKS RELATED TO GOVERNMENTAL REGULATION AND POLITICAL MATTERS
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
The Company routinely uses fracturing techniques in the U.S. and other regions to expand the available space for oil and natural gas to migrate toward the wellbore, typically at substantial depths in formations with low permeability. Governmental entities have previously taken actions to regulate hydraulic fracturing, and future regulatory approaches may vary significantly across jurisdictions and over time. Such regulations may impose more stringent permitting, reporting, and well construction requirements or otherwise seek to ban fracturing activities. These activities and the associated water disposal activities are under scrutiny due to their potential environmental and physical impacts, including possible water contamination and possible links to induced seismicity. Any new federal, state, or local restrictions on hydraulic fracturing could result in increased compliance costs or additional restrictions on the Company’s U.S. operations.
Changes in tax rules and regulations, or interpretations thereof, may adversely affect the Company’s business, financial condition, and results of operations.
Federal, state, and foreign income tax laws affecting oil and gas exploration, development, and extraction may be modified by administrative, legislative, or judicial interpretation at any time. For example, the U.K. enacted the Energy Profits Levy (EPL), which (prior to recent law changes) assessed an additional levy of 35 percent, effective for the period of January 1, 2023, through March 31, 2028, on the profits of oil and gas companies operating in the U.K. and the U.K. Continental Shelf. Further changes to the EPL regime were enacted in 2025. Such changes, effective for the period of November 1, 2024, through March 31, 2030, increased the levy to 38 percent, removed certain allowances, and extended the EPL period. During 2024, the Company performed an economic assessment of its North Sea assets in light of the significant tax levies, along with several new regulatory guidelines and obligations surrounding modernization of aging infrastructure, and determined that expected returns did not economically support making investments required under the combined impact of the regulations and now expects to cease production at its facilities in the North Sea prior to 2030.
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
Changes to laws, regulations, guidance, and industry standards, or interpretations thereof, or higher than anticipated costs for asset retirement and decommissioning obligations could adversely affect the Company’s results of operations and cash flows.
The Company is subject to extensive requirements governing the plugging, abandonment, and decommissioning of wells, facilities, sites, and related infrastructure. The cost, timing, and other aspects of these activities are uncertain and may be materially affected by changes in laws, regulations, guidance, or industry standards and by changes in the Company’s understanding and implementation of the decommissioning tasks and activities required, including the complexity thereof. There is an increased focus on decommissioning requirements, financial assurance, and environmental remediation in countries where the Company operates. New or revised rules, guidance, interpretations, or contractual frameworks, or the administration thereof, could expand the scope of required activities, alter timelines, or increase financial guarantees or other forms of financial security obligations, resulting in higher costs and greater cash flow demands.
For the Company’s decommissioning obligations in the North Sea, the regulatory framework and the standards applicable to removal and seabed clearance may continue to evolve. For example, on September 5, 2025, the Offshore Petroleum Regulator for Environment and Decommissioning (OPRED) opened a consultation on draft supplementary guidance on the methodology for considering derogations for removal of certain subsea structures under OSPAR Decision 98/3. The consultation materials emphasize a policy objective of achieving a “clear seabed,” a presumption in favor of removal, and an expectation of a reduction in derogations, with a revised methodology that evaluates full removal against certain criteria before a derogation proposal may proceed. While the consultation period ended on November 14, 2025, and the proposal has not been finalized, if ultimately adopted and implemented, such changes, together with any related changes in regulatory expectations or enforcement, could require more extensive removal, seabed clearance, monitoring, or documentation than the Company currently anticipates, materially increase the Company’s estimated decommissioning obligations and costs in the North Sea, and adversely affect the Company’s cash flows and results of operations.
Additionally, inflation, supply constraints, and limited contractor and vessel availability have raised decommissioning costs in recent periods. If decommissioning spending materially exceeds current estimates or the Company’s joint venture partners, current owners of the Company’s previous assets, or other third parties (including governments) responsible for funding or reimbursing decommissioning costs fail to meet their obligations, the Company’s cash flows, capital resources, and liquidity could be adversely affected.
RISKS RELATED TO CLIMATE CHANGE, ENERGY TRANSITION, AND ESG MATTERS
The impacts of climate change, energy transition policies, and ESG-related initiatives could adversely affect the Company’s business, operating results, and financial condition.
Attention continues to be given to corporate activities related to climate change and energy transition. This focus, together with shifting preferences and attitudes with respect to the generation and consumption of energy, the use of hydrocarbons, and the use of products manufactured with or powered by hydrocarbons, have resulted in increased availability of, and demand for, energy sources other than oil and natural gas, including wind, solar, and hydroelectric power, and the development of, and increased demand from consumers and industries for, lower-emission products and services, including electric vehicles and renewable residential and commercial power supplies, as well as more energy-efficient products and services.
Further developments could adversely impact the demand for products powered by or manufactured with hydrocarbons and the demand for, and in turn the prices the Company receives for, its crude oil, natural gas, and NGL products, which could materially and adversely affect the Company’s business and financial performance.

Weather and climate may have a significant adverse impact on the Company’s revenues and production.
Demand for oil and natural gas is, to a significant degree, dependent on weather and climate, which impact the price the Company receives for the commodities it produces. In addition, the Company’s exploration, development, and production activities and equipment have been and can be adversely affected by severe weather, such as freezing temperatures, hurricanes in the Gulf of America, or major storms in the North Sea, each of which have previously caused and may cause a loss of production from temporary cessation of activity or lost or damaged equipment. The Company’s planning for normal climatic variation, insurance programs, and emergency recovery plans may inadequately mitigate the effects of such weather conditions, and not all such effects can be predicted, eliminated, or insured against.
Changes to existing regulations related to emissions and the impact of any changes in climate could adversely impact the Company’s business.
Certain countries where the Company operates, including the U.K., either tax or assess some form of greenhouse gas (GHG) related fees on the Company’s operations. Exposure has not been material to date, although a change in existing regulations could adversely affect the Company’s cash flows and results of operations. Additionally, there has been discussion in other countries where the Company operates, including previous discussion in the U.S. when the regulatory landscape at the federal level was more focused on these issues, regarding changes in legislation or heightened regulation of GHGs, including to monitor and limit existing emissions of GHGs, to restrict or eliminate future emissions, or to assess a charge on methane emissions in the oil and gas industry. Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations, or other regulatory initiatives that are focused on such areas as GHG cap-and-trade programs, carbon taxes, reporting and tracking programs, restriction of emissions, electric vehicle mandates, and combustion engine phaseouts. Any such legislation, regulations, or other regulatory initiatives, if enacted, or additional or increased taxes, assessments, or GHG-related fees on the Company’s operations could lead to increased operating expenses or cause the Company to make significant capital investments for infrastructure modifications.
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
Given the dynamic nature of the Company’s business, the Company generally performs biennial scenario analyses with five-year time horizons. When analyzing longer-term scenarios, the Company relies on external analysis for demand scenarios, carbon pricing, and comparison-pricing scenarios, which are then compared to the Company’s internally prepared base-case pricing analysis averaged out to the year 2040. Given the numerous estimates that are required to run these scenarios, the Company’s estimates could differ materially from actual results. The Company publicly discloses these metrics and its related assumptions and analysis in its sustainability reports. By electing to disclose these metrics, the Company may face increased scrutiny related to its ESG initiatives. Any harm to the Company’s reputation resulting from publicly disclosing such metrics, expanding disclosures related to such metrics, or failing to achieve such metrics or abiding by such disclosures could adversely affect the Company’s business, financial performance, and growth.
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
The Company’s operations outside the U.S. are based primarily in Egypt and the U.K., with significant exploration, appraisal, and development activities offshore Suriname, which involve long-cycle projects with significant capital requirements and are subject to host-government approvals and fiscal and contractual frameworks that may evolve over time. On a barrel equivalent basis, approximately 38 percent of the Company’s 2025 production was outside the U.S., and approximately 26 percent of the Company’s estimated proved oil and gas reserves as of December 31, 2025, were located outside the U.S. As a result, a significant portion of the Company’s production and resources are subject to the increased political and economic risks and other factors associated with international operations, including, but not limited to:
•strikes and civil unrest;
•war, acts of terrorism, expropriation and resource nationalization;
•forced renegotiation or modification of existing contracts, including through prospective or retroactive changes in laws and regulations;
•litigation, including as initiated by or otherwise involving non-governmental organizations;
•dependence on host-country approvals;
•local content requirements;
•vessel and equipment availability;
•import and export regulations;
•customs and port logistics;
•taxation policies and investment restrictions;
•price controls;
•exchange controls, currency fluctuations, devaluations, or other activities that limit or disrupt markets and restrict payments or the movement of funds;
•constrained oil or natural gas markets dependent on demand in a single or limited geographical area;
•laws and policies of the U.S. affecting foreign trade, including trade sanctions and tariffs;
•the possibility of being subject to exclusive jurisdiction of foreign courts or tribunals in connection with legal disputes relating to licenses to operate and concession rights in countries where the Company currently operates;
•the possible inability to subject foreign persons, especially foreign oil ministries and national oil companies, to the jurisdiction of courts in the U.S.; and
•difficulties in enforcing the Company’s rights against a governmental agency or state-owned or government-controlled entities because of the doctrine of sovereign immunity and foreign sovereignty over international operations.
In certain jurisdictions, governmental authorities may be exercised by multiple ministries, agencies, state-owned or government-controlled entities, or other governmental bodies with overlapping or evolving mandates. As a result, the Company may encounter inconsistent or shifting application of laws, regulations, contractual terms, or administrative requirements, including additional approvals, documentation requests, or procedural conditions. Compliance with such requirements may increase costs, delay operations, or affect project economics.
In addition, certain of the Company’s frontier exploration activities may be subject to legal or administrative challenges in host jurisdictions. For example, in Uruguay, legal actions have recently been filed seeking to enjoin offshore drilling activities and to prevent the acquisition of seismic data. Although a request for injunctive relief was denied by a local court in one case, the underlying litigation remains pending and may be appealed or otherwise continued. If such challenges were successful, they could delay or impede the Company’s exploration and appraisal activities in Uruguay, increase costs, or adversely affect the Company’s ability to advance or realize value from those assets.

Foreign countries have occasionally asserted rights to oil and gas properties through border disputes. If a country claims superior rights to oil and gas leases or concessions granted to the Company by another country, the Company’s interests could decrease in value or be lost. Even the Company’s smaller international assets or exploration opportunities may affect its overall business and results of operations by distracting management’s attention from its more significant assets. Certain regions of the world in which the Company operates have a history of political and economic instability. This instability could result in new governments or the adoption of new policies that might result in a substantially more hostile attitude toward foreign investments, such as the Company’s, or to oil and gas operations generally. In an extreme case, such a change could result in termination of contract rights and expropriation of the Company’s assets. This could adversely affect the Company’s interests and its future profitability.
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
Deterioration in the political, economic, and social conditions or other relevant policies of the Egyptian government, such as changes in laws or regulations, export restrictions, new or increased taxes, fees, or levies, limitations affecting the repatriation or transfer of funds, expropriation of the Company’s assets or resource nationalization, and/or forced renegotiation or modification of the Company’s existing contracts with Egyptian General Petroleum Corporation (EGPC), or threats or acts of terrorism could materially and adversely affect the Company’s business and operations. Additionally, previous deteriorations in the economic conditions in Egypt have led to a shortage of foreign currency, including U.S. dollars, resulting in a decline in the timeliness of payments from EGPC, and such declines may reoccur if conditions were to deteriorate again. If conditions were to deteriorate again in Egypt, then it could materially and adversely affect the Company’s business, financial condition, and results of operations.
The Company’s operations are sensitive to currency rate fluctuations.
The Company’s operations are sensitive to fluctuations in foreign currency exchange rates, particularly among the U.S. dollar, the British pound, and the Egyptian pound. The Company’s financial statements, presented in U.S. dollars, may be affected by foreign currency fluctuations through both translation risk and transaction risk. Volatility in exchange rates may adversely affect the Company’s results of operations, particularly through the weakening of the U.S. dollar relative to other currencies. For additional details, including discussion of foreign exchange contracts entered into by the Company, see the information set forth under “Foreign Currency Exchange Rate Risk” in Part II, Item 7A—Quantitative and Qualitative Disclosures About Market Risk.
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
As of December 31, 2025, no risks from cybersecurity threats or incidents have materially affected or are reasonably likely to materially affect the Company’s business strategy, results of operations, or financial condition.
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
APA’s Executive Vice President, Administration, is primarily responsible for identifying, assessing, and managing the material risks associated with cybersecurity threats and the incidents identified from time to time thereunder. He manages the Company’s Information Security Team, which comprises cybersecurity professionals responsible for the day-to-day operation of the Company’s cybersecurity program and managing the Company’s threat intelligence, vulnerability management, forensics, and security architecture systems. APA’s Executive Vice President, Administration, has 36 years of experience managing data and technology in the energy industry, including serving as the Company’s CIO from 2015-2020. He receives regular updates from external cybersecurity specialists on emerging trends, threats, and technologies in the cybersecurity industry. The Executive Vice President, Administration, reports directly to APA’s Chief Executive Officer and presents all relevant information to the Cybersecurity Committee.
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
The information set forth under “Legal Matters” and “Environmental Matters” in Note 10—Commitments and Contingencies in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
APA’s common stock, par value $0.625 per share, is traded on the Nasdaq Global Select Market (Nasdaq) under the symbol “APA.” The closing price of APA’s common stock, as reported by the Nasdaq for January 31, 2026, was $26.41 per share. As of January 31, 2026, there were 353,251,476 shares of APA’s common stock outstanding held by approximately 3,500 stockholders of record and 282,000 beneficial owners.
The Company has paid cash dividends on its common stock for 61 consecutive years through December 31, 2025. When, and if, declared by the Company’s Board of Directors, future dividend payments will depend upon the Company’s level of earnings, financial requirements, and other relevant factors.
Information concerning securities authorized for issuance under equity compensation plans is set forth under the caption “Equity Compensation Plan Information” in the proxy statement relating to the Company’s 2026 annual meeting of stockholders, which is incorporated herein by reference.
Issuer Purchases of Equity Securities
The table below sets forth information with respect to shares of common stock repurchased by APA during 2025.

Period	Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2025	1,670,918	$23.95	1,670,918	33,086,204
February 1 to February 29, 2025	2,470,913	22.34	2,470,913	30,615,291
March 1 to March 31, 2025	232,741	20.63	232,741	30,382,550
April 1 to April 30, 2025	603,233	16.59	603,233	29,779,317
May 1 to May 31, 2025	—	—	—	29,779,317
June 1 to June 30, 2025	2,096,211	19.09	2,096,211	27,683,106
July 1 to July 31, 2025	989,196	19.31	989,196	26,693,910
August 1 to August 31, 2025	1,214,309	19.92	1,214,309	25,479,601
September 1 to September 30, 2025	910,343	23.54	910,343	24,569,258
October 1 to October 31, 2025	997,815	23.53	997,815	23,571,443
November 1 to November 30, 2025	814,830	23.80	814,830	22,756,613
December 1 to December 31, 2025	890,475	25.23	890,475	21,866,138
Total	12,890,984	$21.73
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

The following stock price performance graph is intended to allow review of stockholder returns, expressed in terms of the performance of the Company’s common stock relative to two broad-based stock performance indices. The information is included for historical comparative purposes only and should not be considered indicative of future stock performance. The graph compares the yearly percentage change in the cumulative total stockholder return on the Company’s common stock with the cumulative total return of the Standard & Poor’s 500 Index (S&P 500 Index) and of the Dow Jones U.S. Exploration & Production Index (formerly Dow Jones Secondary Oil Stock Index) from December 31, 2020, through December 31, 2025. The stock performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among APA Corporation, the S&P 500 Index,
and the Dow Jones U.S. Exploration & Production Index

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/20
12/21
12/22
12/23
12/24
12/25
APA Corp
S&P 500 Index
Dow Jones U.S. Exploration & Production Index

* $100 invested on 12/31/20 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	2020	2021	2022	2023	2024	2025
APA Corporation	$100.00	$190.76	$336.73	$265.27	$176.57	$196.71
S&P 500 Index	100.00	128.71	105.40	133.10	166.40	196.16
Dow Jones U.S. Exploration & Production Index	100.00	170.92	272.74	285.07	280.73	295.11

ITEM 6.	SELECTED FINANCIAL DATA
Omitted.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion relates to APA Corporation (APA or the Company) and its consolidated subsidiaries and should be read together in conjunction with the Company’s Consolidated Financial Statements and accompanying notes included in Part IV, Item 15 of this Annual Report on Form 10-K, and the risk factors and related information set forth in Part I, Item 1A and Part II, Item 7A of this Annual Report on Form 10-K. This section of this Annual Report on Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Annual Report on Form 10-K are incorporated by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of APA Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (filed with the SEC on February 28, 2025).
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
Uncertainties in the global supply chain and financial markets impact oil supply and demand and contribute to commodity price volatility. These uncertainties include the impacts of ongoing international conflicts, inflation, current and potential tariffs or other trade barriers, global trade policies and disputes, and actions taken by foreign oil and gas producing nations, including OPEC+. Despite these uncertainties, the Company is focused on its longer-term objectives: (1) to remain committed to providing affordable, reliable, and responsibly produced energy; (2) to deliver top operational performance across safety, environmental responsibility, execution, and risk management measures; (3) to maintain financial discipline by managing costs, protecting the balance sheet to underpin the generation of cash flow in excess of its upstream exploration, appraisal, and development capital program that can be directed to debt reduction, share repurchases, and other return of capital to its shareholders; and (4) to build and grow a diverse and balanced high-quality portfolio with scale through acquisitions, exploration, and organic opportunities.
The Company closely monitors hydrocarbon pricing fundamentals to reallocate capital as part of its ongoing planning process. APA’s diversified asset portfolio and operational flexibility provide the Company the ability to timely respond to price volatility and effectively manage its investment programs.
With increasing uncertainty around commodity prices during the first quarter of 2025, the Company announced a significant cost reduction initiative to drive sustainable cost savings for the long-term. This included reducing the Company’s overhead costs, addressing the capital cost structure for its drilling, completions, and facility investments, and improving efficiencies of day-to-day field operating practices. The Company achieved $350 million in annualized savings across G&A, LOE, and capital as of year-end 2025. The Company expects $450 million of annualized savings by the end of 2026.
Additionally, the Company remains committed to its capital return framework for equity holders to participate more directly and materially in cash returns.
•The Company believes returning 60 percent of free cash flow through dividends and share repurchases creates a good balance for providing near-term cash returns to shareholders while still recognizing the importance of longer-term balance sheet strengthening.
•The Company paid a quarterly dividend of $0.25 per share on its common stock during 2025.
•Beginning in the fourth quarter of 2021 and through the end of 2025, the Company has repurchased 98.2 million shares of the Company’s common stock. As of December 31, 2025, the Company had remaining authorization to repurchase up to 21.9 million shares under the Company’s share repurchase program.

Financial and Operational Highlights
During 2025, the Company reported net income attributable to common stock of $1.4 billion, or $3.99 per diluted share, compared to net income of $804 million, or $2.27 per diluted share, in 2024. The increase in net income during 2025 was primarily the result of by $1.1 billion of impairments recorded in 2024, which included oil and gas property impairments of $796 million in the North Sea and $315 million in the U.S. The Company also recorded lower operating expenses in 2025 compared to the prior-year period, the result of focused cost-reduction efforts undertaken in 2025.
The Company generated $4.5 billion of cash from operating activities in 2025, which was $925 million or 26 percent higher than 2024. APA’s higher operating cash flows for 2025 were primarily driven by the collection of outstanding receivables, lower overall expenses, and timing of other working capital items. The Company repurchased 12.9 million shares of its common stock for $280 million and paid $360 million in dividends to APA common stockholders during 2025. The Company ended the year with approximately $4.5 billion of debt, a reduction of approximately $1.6 billion from the end of 2024.
Key operational highlights for the year include:
United States
•Daily boe production from the Company’s U.S. assets, which increased 2 percent from 2024, accounted for 62 percent of the Company’s worldwide production during 2025. The Company averaged approximately seven drilling rigs in the U.S. during the year, including four rigs in the Midland Basin and three rigs in the Delaware Basin, and drilled and brought online 154 operated wells in 2025. The Company’s core Permian Basin development program continues to consistently attract the largest portion of capital investment.
•In the Permian Basin, the Company is currently operating five rigs, reflecting improved capital efficiency while sustaining the pace of wells brought online. The Company anticipates continuing this level of activity to deliver 2026 oil production consistent with the prior year. Should oil prices decline, the Company may moderate activity in 2026 and further reduce capital spending.
•The Company holds approximately 750,000 MMBtu/d of firm capacity on various pipelines. As of December 31, 2025, the Company had open basis swap contracts which purchased Waha and sold NYMEX Henry Hub on approximately one-third of its firm transport capacity for 2026, thereby locking in a significant portion of cash flows associated with its gas marketing activities for the near term. Refer to Note 4—Derivative Instruments and Hedging Activities for further discussion of these basis swap agreements.
•During the first quarter of 2025, the Company and its partners announced preliminary results of an exploratory well in Alaska, confirming the successful discovery of a reservoir. A successful flow test of the well was announced in April, with the well averaging 2,700 b/d during the final flow period. The Company continues to evaluate the data from the well to determine next steps, and further appraisal drilling will determine the ultimate size of the discovery. The Company holds a 50 percent ownership interest in the project.
International
•During the fourth quarter of 2024, the Company entered into a new gas sales agreement with the Government of Egypt. Effective January 2025, substantially all of the Company’s natural gas production was sold to EGPC under the terms of this agreement. The agreement provides the Company with enhanced economic terms that support increased natural gas exploration and development activity and the potential addition of significant new drilling inventory with expected returns comparable to those of the Company’s oil program.
•In Egypt, the Company averaged 12 drilling rigs and drilled 71 new productive wells during 2025. During the same period, the Company averaged 19 workover rigs as it continues to align its drilling and workover activity with a goal of driving improved capital efficiency. The 2025 gross and net production from the Company’s Egypt assets decreased 2 percent and 6 percent, respectively, from 2024.
•During the third quarter of 2025, the Government of Egypt awarded the Company an additional two million net exploration acres in the Western Desert. This new acreage expands on the Company’s existing position in the country. In addition to a signature bonus of $25 million, the Company has committed to a drilling program on the acreage that the Company believes it will be able to meet in the normal course of operations. The Government also helped facilitate significant payments in the third quarter of 2025, nearly eliminating past due receivables.
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

Acquisition and Divestiture Activity
Over the Company’s history, it has repeatedly demonstrated the ability to capitalize quickly and decisively on changes in its industry and economic conditions. A key component of this strategy is to continuously review and optimize APA’s portfolio of assets in response to these changes. Most recently, the Company has completed a series of acquisitions and divestitures designed to enhance the Company’s portfolio and monetize nonstrategic assets in order to allocate resources to more impactful exploration and development opportunities. These acquisitions and divestitures include:
•Sale of Non-core Permian Basin Properties During the second quarter of 2025, the Company completed the sale of all of its New Mexico Permian assets. The assets had a carrying value of $282 million and associated retirement obligation of $9 million, which were exchanged for total cash consideration of $571 million, inclusive of post-closing adjustments.
•Egypt Acreage Acquisition During the third quarter of 2025, the Government of Egypt awarded the Company an additional two million net exploration acres in the Western Desert. In addition to a signature bonus of $25 million, the Company has committed to a drilling program on the acreage that the Company believes it will be able to meet in the normal course of operations.
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
•Sales of Kinetik Shares During 2023, the Company sold a portion of its Kinetik Holdings Inc. (Kinetik) Class A Common Stock (Kinetik Shares) for cash proceeds of $228 million. During the first quarter of 2024, the Company sold its remaining Kinetik Shares for cash proceeds of $428 million. On April 3, 2024, the Company’s designated director resigned from the Kinetik board of directors.
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

Results of Operations
Oil, Natural Gas, and Natural Gas Liquids Production Revenues
The Company’s production revenues and respective contribution to total revenues by country are as follows:

	For the Year Ended December 31,
	2025		2024		2023
	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution

	($ in millions)
Oil Revenues:
United States	$3,010	52%	$3,572	51%	$2,241	37%
Egypt(1)	2,177	37%	2,620	38%	2,683	45%
North Sea	622	11%	774	11%	1,073	18%
Total(1)	$5,809	100%	$6,966	100%	$5,997	100%

Natural Gas Revenues:
United States	$193	25%	$126	22%	$297	34%
Egypt(1)	460	60%	313	53%	346	39%
North Sea	117	15%	145	25%	237	27%
Total(1)	$770	100%	$584	100%	$880	100%

NGL Revenues:
United States	$616	95%	$617	96%	$480	94%
North Sea	34	5%	29	4%	28	6%
Total(1)	$650	100%	$646	100%	$508	100%

Oil and Gas Revenues:
United States	$3,819	53%	$4,315	53%	$3,018	41%
Egypt(1)	2,637	36%	2,933	36%	3,029	41%
North Sea	773	11%	948	11%	1,338	18%
Total(1)	$7,229	100%	$8,196	100%	$7,385	100%
(1)Includes revenues attributable to a noncontrolling interest in Egypt.

Production
The following table presents production volumes by country:

	For the Year Ended December 31,
	2025	Increase (Decrease)	2024	Increase (Decrease)	2023
Oil Volumes – b/d:
United States(5)	125,526	(2)%	128,531	63%	78,889
Egypt(3)(4)	87,719	(1)%	89,027	—%	89,129
North Sea	24,186	(8)%	26,340	(24)%	34,728
Total	237,431	(3)%	243,898	20%	202,746

Natural Gas Volumes – Mcf/d:
United States(5)	514,502	6%	483,446	7%	452,281
Egypt(3)(4)	350,774	21%	291,011	(11)%	325,778
North Sea	31,318	(22)%	39,986	(20)%	50,284
Total	896,594	10%	814,443	(2)%	828,343

NGL Volumes – b/d:
United States(5)	76,264	3%	73,877	17%	62,997
North Sea	1,256	5%	1,201	(3)%	1,240
Total	77,520	3%	75,078	17%	64,237

BOE per day:(1)
United States(5)	287,539	2%	282,983	30%	217,266
Egypt(3)(4)	146,182	6%	137,529	(4)%	143,425
North Sea(2)	30,662	(10)%	34,204	(23)%	44,349
Total	464,383	2%	454,716	12%	405,040
(1)The table shows production on a boe basis in which natural gas is converted to an equivalent barrel of oil based on a 6:1 energy equivalent ratio. This ratio is not reflective of the price ratio between the two products.
(2)Average sales volumes from the North Sea were 31,168 boe/d, 33,954 boe/d, and 45,476 boe/d for 2025, 2024, and 2023, respectively. Sales volumes may vary from production volumes as a result of the timing of liftings.
(3)Gross oil, natural gas, and NGL production in Egypt were as follows:

	2025	2024	2023
Oil (b/d)	125,511	137,150	141,985
Natural Gas (Mcf/d)	486,462	443,551	500,080
(4)Includes net production volumes per day attributable to a noncontrolling interest in Egypt of:

	2025	2024	2023
Oil (b/d)	29,267	29,698	29,739
Natural Gas (Mcf/d)	117,035	97,078	108,703
(5)Production volumes per day in the Company’s Wildfire field were as follows:

	2025	2024	2023
Oil (b/d)	29,023	19,970	15,644
Natural Gas (Mcf/d)	52,650	41,136	29,537
NGL (b/d)	10,127	7,540	5,622

Pricing
The following table presents pricing information by country:

	For the Year Ended December 31,
	2025	Increase (Decrease)	2024	Increase (Decrease)	2023
Average Oil Price - Per barrel:
United States	$65.71	(13)%	$75.92	(2)%	$77.84
Egypt	67.97	(15)%	80.41	(2)%	82.47
North Sea	69.31	(14)%	80.74	(2)%	82.75
Total	66.92	(14)%	78.08	(3)%	80.72

Average Natural Gas Price - Per Mcf:
United States	$1.02	44%	$0.71	(61)%	$1.80
Egypt	3.59	22%	2.94	1%	2.91
North Sea	12.03	11%	10.84	(17)%	13.02
Total	2.36	20%	1.97	(32)%	2.91

Average NGL Price - Per barrel:
United States	$22.13	(3)%	$22.83	9%	$20.85
North Sea	43.59	(8)%	47.59	—%	47.77
Total	22.71	(3)%	23.37	8%	21.54

Crude Oil Prices A substantial portion of the Company’s crude oil production is sold at prevailing market prices, which fluctuate in response to many factors that are outside of the Company’s control. Average realized crude oil prices for 2025 were down 14 percent compared to 2024, a direct result of decreasing benchmark oil prices over the past year. Crude oil prices realized in 2025 averaged $66.92 per barrel.
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
Natural Gas Prices Natural gas, which currently has a limited global transportation system, is subject to price variances based on local supply and demand conditions. The Company’s primary markets include North America, Egypt, and the U.K. An overview of the market conditions in the Company’s primary gas-producing regions follows:
•The Company sells its U.S. natural gas production at liquid index sales points within the U.S., at either monthly or daily index-based prices. The Company’s U.S. realizations averaged $1.02 per Mcf in 2025, a 44 percent increase from an average of $0.71 per Mcf in 2024.
•In Egypt, substantially all of the Company’s 2025 natural gas production is sold to EGPC pursuant to a gas sales agreement that establishes pricing based on a minimum realized price of $2.65 per MMBtu, with the potential for higher pricing on incremental volumes when pre-determined production thresholds are met. The gas sales agreement was effective beginning January 2025. In the periods prior to the current agreement, the natural gas production in Egypt was primarily sold to EGPC at an industry-pricing formula of $2.65 per MMBtu. Overall, the Company’s Egypt operations averaged $3.59 per Mcf in 2025, a 22 percent increase from an average of $2.94 per Mcf in 2024.
•Natural gas from the North Sea Beryl field is processed through the SAGE gas plant. The gas is sold to a third party at the St. Fergus entry point of the national grid on a National Balancing Point index price basis. The Company’s North Sea operations averaged $12.03 per Mcf in 2025, a 11 percent increase from an average of $10.84 per Mcf in 2024.

NGL Prices The Company’s U.S. NGL production, which accounted for 98 percent of the Company’s total 2025 NGL production, is sold under contracts with prices at market indices based on Gulf Coast supply and demand conditions, less the costs for transportation and fractionation, or on a weighted-average sales price received by the purchaser.
Crude Oil Revenues
Crude oil revenues for 2025 totaled $5.8 billion, a $1.2 billion decrease from the 2024 total of $7.0 billion. A 14 percent decrease in average realized prices reduced 2025 revenues by $996 million compared to 2024, while a 3 percent lower average daily production decreased revenues by $161 million. Average daily production in 2025 was 237 Mb/d, with prices averaging $66.92 per barrel. Crude oil sales accounted for 80 percent of the Company’s 2025 oil and gas production revenues and 51 percent of its worldwide production.
The Company’s worldwide crude oil production decreased 6 Mb/d compared to 2024, primarily a result of the sale of non-core assets in the U.S. and natural production decline, mostly offset by drilling activity in the Permian Basin.
Natural Gas Revenues
Natural gas revenues for 2025 totaled $770 million, a $186 million increase from the 2024 total of $584 million. A 20 percent increase in average realized prices increased 2025 revenues by $118 million compared to 2024, while 10 percent higher average daily production increased revenues by $68 million. Average daily production in 2025 was 897 MMcf/d, with prices averaging $2.36 per Mcf. Natural gas sales accounted for 11 percent of the Company’s 2025 oil and gas production revenues and 32 percent of its worldwide production.
The Company’s worldwide natural gas production increased 82 MMcf/d compared to 2024, primarily a result of successful drilling activity in Egypt and the Permian Basin. These increases were offset by natural production decline in the U.S. and North Sea, the sale of non-core assets in the U.S., curtailment of volumes at Alpine High in response to extreme Waha basis differentials, and operational downtime in the U.S.
NGL Revenues
NGL revenues for 2025 totaled $650 million, a $4 million increase from the 2024 total of $646 million. A 3 percent higher average daily production increased 2025 revenues by $22 million compared to 2024, while a 3 percent decrease in average realized prices decreased revenues by $18 million. Average daily production in 2025 was 78 Mb/d, with prices averaging $22.71 per barrel. NGL sales accounted for 9 percent of the Company’s 2025 oil and gas production revenues and 17 percent of its worldwide production.
The Company’s worldwide NGL production increased 2 Mb/d compared to 2024, primarily a result of increased drilling activity in the Permian Basin, offset by natural production decline, the sale of non-core assets in the U.S., and curtailment of volumes at Alpine High in response to extreme Waha basis differentials
Purchased Oil and Gas Sales
Purchased oil and gas sales represent volumes primarily attributable to domestic gas purchases that were sold by the Company to fulfill natural gas takeaway obligations and delivery commitments. Sales related to purchased volumes increased $150 million for the year ended December 31, 2025 to $1.7 billion from $1.5 billion in 2024. Purchased oil and gas sales were partially offset by associated purchase costs of $1.1 billion and $1.0 billion for the years ended December 31, 2025 and 2024, respectively. The increase in purchased oil and gas sales was primarily driven by higher natural gas prices at various delivery locations.

Operating Expenses
The table below presents a comparison of the Company’s operating expenses for the years ended December 31, 2025, 2024, and 2023. All operating expenses include costs attributable to a noncontrolling interest in Egypt.

	For the Year Ended December 31,
	2025	2024	2023

	(In millions)
Lease operating expenses	$1,504	$1,690	$1,436
Gathering, processing, and transmission	424	432	334
Purchased oil and gas costs	1,070	1,047	742
Taxes other than income	229	270	207
Exploration	131	313	195
General and administrative	350	372	351
Transaction, reorganization, and separation	102	168	15
Depreciation, depletion, and amortization:
Oil and gas property and equipment	2,275	2,235	1,500
Gathering, processing, and transmission assets	6	6	6
Other assets	23	25	34
Asset retirement obligation accretion	158	148	116
Impairments	44	1,129	61
Financing costs, net	113	367	312
Lease Operating Expenses (LOE)
LOE includes several key components, such as direct operating costs, repairs and maintenance, and workover costs. Direct operating costs generally trend with commodity prices and are impacted by the type of commodity produced and the location of properties (i.e., offshore, onshore, remote locations, etc.). Fluctuations in commodity prices impact operating cost elements both directly and indirectly. They directly impact costs such as power, fuel, and chemicals, which are commodity price based. Commodity prices also affect industry activity and demand, thus indirectly impacting the cost of items such as rig rates, labor, boats, helicopters, materials, and supplies. Crude oil, which accounted for 51 percent of the Company’s total 2025 production, is inherently more expensive to produce than natural gas. Repair and maintenance costs are typically higher on offshore properties.
During 2025, LOE decreased $186 million, or 11 percent, compared to 2024. On a per-boe basis, LOE decreased $1.30, or 13 percent, compared to 2024, from $10.16 per boe to $8.86 per boe. The decrease in absolute costs was primarily driven by lower workover activity, continued cost reduction efforts in all operating areas, and the sale of non-core assets in the Permian Basin. This decrease was partially offset by a full year of operating costs associated with the Callon transaction.
Gathering, Processing, and Transmission (GPT)
GPT expenses include amounts paid to third-party carriers for gathering and transmission services for the Company’s upstream natural gas production. The following table presents a summary of these expenses:

	For the Year Ended December 31,
	2025	2024	2023

	(In millions)
Third-party processing and transmission costs	$424	$409	$225
Midstream service costs – Kinetik	—	23	109
Upstream processing and transmission costs	424	432	334
Total Gathering, processing, and transmission	$424	$432	$334
GPT costs decreased $8 million compared to 2024, primarily the result of decreased oil production volumes in the U.S. and lower average transportation rates.

Purchased Oil and Gas Costs
Purchased oil and gas costs increased $23 million for the year ended December 31, 2025, to $1.1 billion from $1.0 billion in 2024. The increase is primarily driven by gas volumes purchased at higher prices during 2025 compared to the prior-year period coupled with activity associated with the Callon acquisition.
Taxes Other Than Income
Taxes other than income primarily consist of severance taxes on onshore properties and in state waters off the coast of the U.S. and ad valorem taxes on U.S. properties. Severance taxes are generally based on a percentage of oil and gas production revenues. The Company is also subject to a variety of other taxes, including U.S. franchise taxes.
Taxes other than income decreased $41 million compared to 2024, primarily from lower severance taxes driven by lower oil prices and lower ad valorem taxes.
Exploration Expenses
Exploration expenses include unproved leasehold impairments, exploration dry hole expense, geological and geophysical expenses, and the costs of maintaining and retaining unproved leasehold properties. The following table presents a summary of these expenses:

	For the Year Ended December 31,
	2025	2024	2023

	(In millions)
Unproved leasehold impairments	$2	$35	$22
Dry hole expenses	67	201	92
Geological and geophysical expenses	8	21	19
Exploration overhead and other	54	56	62
Total Exploration	$131	$313	$195
Exploration expenses decreased $182 million compared to 2024, primarily the result of higher dry hole expenses in Suriname and Alaska and unproved leasehold impairments during 2024. Dry hole expenses in 2025 primarily relate to increased exploration drilling in Egypt.
General and Administrative (G&A) Expenses
G&A expenses in 2025 decreased $22 million compared to 2024. Focused cost-reduction efforts on personnel and other overhead expenses drove a decrease of $67 million, which more than offset higher stock compensation expense of $45 million primarily driven from an increase in the Company’s stock price during 2025. For additional information on the Company’s stock compensation, refer to Note 12—Capital Stock in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K.
Transaction, Reorganization, and Separation (TRS) Costs
TRS costs decreased $66 million compared to 2024, primarily a result of transaction costs related to the Callon acquisition during 2024, partially offset by employee separations and other cost-saving reorganization initiatives during 2025.

Depreciation, Depletion and Amortization (DD&A)
DD&A expenses on the Company’s oil and gas property for the year ended December 31, 2025 increased $40 million compared to 2024. The Company’s oil and gas property DD&A rate remained relatively flat in 2025 compared to 2024, from $13.44 per boe to $13.41 per boe, mainly the result of negative gas price-related reserve revisions in the U.S. Permian Basin offset by non-core asset divestitures.
Impairments
During 2025, the Company recorded $44 million of impairments, which included $18 million of non-operated proved oil and gas property in Egypt, approximately $18 million related to the sale of an office building in the U.S., a $1 million impairment for GPT facilities in Egypt, and $7 million of inventory impairments in the North Sea. During 2024, the Company recorded $1.1 billion of impairments, which included $796 million of oil and gas property impairments in the North Sea, a $315 million impairment of certain oil and gas properties in the U.S. held-for-sale, and $18 million of inventory impairments in the North Sea and U.S.
Financing Costs, Net
Financing costs incurred during 2025, 2024, and 2023 comprised the following:

	For the Year Ended December 31,
	2025	2024	2023

	(In millions)
Interest expense	$323	$402	$351
Amortization of debt issuance costs	7	6	4
Capitalized interest	(45)	(29)	(24)
Gain on extinguishment of debt	(147)	—	(9)
Interest income	(25)	(12)	(10)
Total Financing costs, net	$113	$367	$312
Net financing costs during 2025 decreased $254 million compared to 2024, primarily driven by gains on extinguishment of debt from the Company’s cash tender purchases in early 2025 and lower overall interest expense from lower outstanding long-term debt balances.
Provision for Income Taxes
For the year ended December 31, 2025, income tax expense increased by $682 million to $1.1 billion from $417 million in 2024. The Company’s 2025 and 2024 effective income tax rates were primarily impacted by taxes related to foreign operations.
On January 10, 2023, Finance Act 2023 was enacted, receiving Royal Assent and included amendments to the Energy (Oil and Gas) Profits Levy Act of 2022 (the Energy Profits Levy), increasing the levy from a 25 percent rate to a 35 percent rate, effective for the period of January 1, 2023 through March 31, 2028. On March 20, 2025, Finance Act 2025 was enacted, receiving Royal Assent, and included further amendments to the Energy Profits Levy, increasing the levy from a 35 percent rate to a 38 percent rate, among other changes, effective for the period of November 1, 2024 through March 31, 2030. Under U.S. GAAP, the financial statement impact of new legislation is recorded in the period of enactment. As a result, the Company recorded tax expense of $78 million and $174 million related to the change in tax law in 2025 and 2023, respectively.
On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022 (IRA). The IRA includes a new 15 percent corporate alternative minimum tax (CAMT) on applicable corporations with an average annual adjusted financial statement income that exceeds $1.0 billion for any three consecutive years preceding the tax year at issue. The CAMT is effective for tax years beginning after December 31, 2022. The Company became an applicable corporation subject to CAMT beginning on January 1, 2024. On September 12, 2024, the U.S. Department of Treasury and the Internal Revenue Service released proposed regulations relating to the application and implementation of CAMT. In 2025, the Company recorded a current tax benefit of $71 million related to the 2024 return-to-accrual adjustment, with an offsetting deferred tax expense of the same amount for the change in CAMT credits.

On July 4, 2025, the U.S. enacted the One Big Beautiful Bill Act of 2025 (OBBBA). Among other changes, the OBBBA expanded and made permanent 100 percent bonus depreciation for eligible assets acquired and placed in service after January 19, 2025, and aligned the treatment of intangible drilling costs for CAMT purposes with regular tax treatment starting in 2026. OBBBA did not have a material impact on total tax expense for the year ended December 31, 2025, as impacts to current tax expense are offset by impacts to deferred tax expense. In 2025, the law change resulted in a current tax benefit of $42 million fully offset by a deferred tax expense of the same amount.
On September 30, 2025, the Internal Revenue Service issued further interim guidance on CAMT. Among other changes, the guidance provided for a reduction to CAMT related to net operating loss utilization for regular federal income tax purposes. This guidance did not have a material impact on total tax expense for the year ended December 31, 2025, as impacts to current tax expense are offset by impacts to deferred tax expense. In 2025, the guidance resulted in a current tax benefit of $72 million, fully offset by a deferred tax expense of the same amount.
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
For additional information regarding income taxes, refer to Note 9—Income Taxes in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income or capital taxes in various states and foreign jurisdictions. The Company’s tax reserves are related to tax years that may be subject to examination by the relevant taxing authority. The Company is under audit by the Internal Revenue Service and in various state and foreign jurisdictions as part of its normal course of business.

Capital and Operational Outlook
The Company continues to prudently manage its capital program against a volatile price environment and the effects of global inflation and rising interest rates. Despite these uncertainties, the Company is focused on its longer-term objectives: (1) to remain committed to providing affordable, reliable, and responsibly produced energy; (2) to deliver top operational performance across safety, environmental responsibility, execution, and risk management measures; (3) to maintain financial discipline by managing costs, protecting the balance sheet to underpin the generation of cash flow in excess of its upstream exploration, appraisal, and development capital program that can be directed to debt reduction, share repurchases, and other return of capital to its shareholders; and (4) to build and grow a diverse and balanced high-quality portfolio with scale through acquisitions, exploration, and organic opportunities.
In 2026, the Company plans to invest approximately $2.1 billion in upstream capital investment. The Company is committed to maintaining a safe, steady, and efficient level of activity as part of its planned capital investment program. For 2026, the Company will continue to budget its capital program at levels to fund activity necessary to offset inherent declines in production and proved oil and natural gas reserves, subject to prevailing commodity prices. Future rig activity levels and drilling targets will be dependent on the success of the Company’s drilling program and its ability to add reserves economically.
In the Permian Basin, the Company is currently operating five rigs, reflecting improved capital efficiency. The Company anticipates continuing this level of activity to deliver consistent year-over-year oil production. Should oil prices decline, the Company may moderate activity in 2026 and further reduce capital spending. The Company is planning a 12-rig program in Egypt, with five to six rigs dedicated to gas exploration. This activity set translates to a combined development capital budget for the Permian Basin and Egypt of approximately $1.8 billion. In addition, the Company will invest approximately $70 million for exploration in Alaska and Suriname and $230 million for Suriname development.
This investment profile underscores the progress the Company has made on capital efficiency over the course of 2025. At current strip pricing, the Company expects to generate significant cash flow over this capital activity budget. The Company’s current commitment to return capital to shareholders through a mix of dividends and share buybacks remains unchanged.
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
The Company’s estimates of proved reserves, proved developed reserves, and PUD reserves as of December 31, 2025, 2024, and 2023, changes in estimated proved reserves during the last three years, and estimates of future net cash flows from proved reserves are contained in Note 16—Supplemental Oil and Gas Disclosures (Unaudited) in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K.
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

Sources and Uses of Cash
The following table presents the sources and uses of the Company’s cash and cash equivalents for the years presented:

	For the Year Ended December 31,
	2025	2024	2023

	(In millions)
Sources of Cash and Cash Equivalents:
Net cash provided by operating activities	$4,545	$3,620	$3,129
Fixed-rate debt borrowings	846	—	—
Proceeds from asset divestitures	611	1,609	29
Proceeds from term loan facility	—	1,500	—
Proceeds from sale of Kinetik shares	—	428	228
Total Sources of Cash and Cash Equivalents	6,002	7,157	3,386
Uses of Cash and Cash Equivalents:
Additions to oil and gas property(1)	2,740	2,851	2,313
Acquisition of Delaware Basin properties	—	—	24
Leasehold and property acquisitions	26	60	20
Payments on term loan facility	900	600	—
Payments on commercial paper and revolving credit facilities, net	333	40	194
Payments on Callon Credit Agreement	—	472	—
Payments on fixed-rate debt	1,016	1,641	65
Dividends paid to APA common stockholders	360	353	308
Distributions to noncontrolling interest	430	268	238
Treasury stock activity, net	280	246	329
Other, net	26	88	53
Total Uses of Cash and Cash Equivalents	6,111	6,619	3,544
Increase (decrease) in cash and cash equivalents	$(109)	$538	$(158)
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
Net cash provided by operating activities for the year ended December 31, 2025 totaled $4.5 billion, up $925 million from the year ended December 31, 2024, primarily due to collection of outstanding receivables, lower overall expenses, and timing of other working capital items.
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
Fixed-Rate Debt Borrowings During the year ended December 31, 2025, the Company issued new notes for proceeds of $846 million, after deducting discounts and loan costs, to fund in part APA’s purchase of Apache notes in APA’s cash tender offers.
Proceeds from Asset Divestitures The Company received $611 million and $1.6 billion in proceeds from the divestiture of certain non-core assets during the years ended December 31, 2025 and 2024, respectively. For more information regarding the Company’s divestitures, refer to Note 2—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K.

Uses of Cash and Cash Equivalents
Additions to Oil & Gas Property Exploration and development cash expenditures were $2.7 billion and $2.9 billion for the years ended December 31, 2025 and 2024, respectively. The decrease in capital investment is reflective of the Company’s plan to streamline capital deployment and the sale of certain non-core assets and leasehold in the Permian Basin. The Company operated an average of 19 drilling rigs during 2025, compared to an average of 22 drilling rigs during 2024.
Leasehold and Property Acquisitions During 2025 and 2024, the Company completed other leasehold and property acquisitions, primarily in the Permian Basin, for total cash consideration of $26 million and $60 million, respectively.
Payments on Term Loan Facility During 2025 and 2024, the Company made payments of $900 million and $600 million, respectively, on its syndicated term loan credit agreement and fully repaid the term loans. For additional details of this credit agreement, see “Unsecured Committed Term Loan Facility” in the Liquidity section below.
Payments on Commercial Paper and Revolving Credit Facilities, Net During 2025, the Company made net payments of $333 million on its commercial paper and U.S. dollar denominated syndicated credit facility borrowings. As of December 31, 2025, there were no outstanding borrowings under the Company’s commercial paper or syndicated credit facilities.
Payments on Fixed-Rate Debt During 2025, the Company settled its private exchange and cash tender offers for certain notes and debentures of Apache and made open market repurchases of indenture debt of APA and Apache, and Apache redeemed certain notes for aggregate cash payments of $1.0 billion, reflecting principal amounts, discount to par, and associated fees.
During 2024, the Company financed Callon’s repayment pursuant to Callon’s cash tender offers for, and redemptions of all senior notes issued under Callon’s indentures for an aggregate cash payment of $1.6 billion, reflecting principal amounts, premium to par, and associated fees.
Dividends Paid to APA Common Stockholders The Company paid $360 million and $353 million during the years ended December 31, 2025 and 2024, respectively, for dividends on its common stock.
Distributions to Noncontrolling Interest Sinopec holds a one-third minority participation interest in the Company’s oil and gas operations in Egypt. The Company paid $430 million and $268 million during the years ended December 31, 2025 and 2024, respectively, in cash distributions to Sinopec.
Treasury Stock Activity, Net During 2025, the Company repurchased 12.9 million shares at an average price of $21.73 per share totaling $280 million, and as of December 31, 2025, the Company had remaining authorization to repurchase 21.9 million shares. During 2024, the Company repurchased 9.2 million shares at an average price of $26.83 per share totaling $246 million.
Liquidity
The following table presents a summary of the Company’s key financial indicators as of December 31:

	2025	2024
	(In millions)
Cash and cash equivalents	$516	$625
Total debt – APA and Apache	4,493	6,044
Total equity	7,003	6,362
Available committed borrowing capacity under syndicated credit facilities	4,020	2,966
Cash and Cash Equivalents As of December 31, 2025, the Company had $516 million in cash and cash equivalents. The majority of the Company’s cash is invested in highly liquid, investment-grade instruments with maturities of three months or less at the time of purchase.

Debt As of December 31, 2025, the Company had $4.5 billion in total debt outstanding, which consisted of notes and debentures of APA and Apache, and finance lease obligations. As of December 31, 2025, current debt included $2 million of finance lease obligations and $211 million of APA and Apache notes coming due within the next year.

Indenture Debt Activity On August 20, 2025, Apache redeemed the outstanding $51 million principal amount of 4.625% Notes due 2025, at a redemption price equal to 100 percent of their principal amount, plus accrued and unpaid interest to the redemption date.
During 2025, the Company purchased in the open market and had canceled indebtedness issued under indentures of APA and Apache in an aggregate principal amount of $122 million for an aggregate purchase price of $112 million in cash, including accrued interest and broker fees, reflecting a discount to par of an aggregate $13 million. The Company recognized a $12 million gain on these repurchases. The repurchases were partially financed by APA’s borrowing under the Company’s commercial paper program. Refer to discussion of APA exchange and tender offers for Apache indenture debt below for further details regarding the gain on extinguishment of debt during the quarter ended March 31, 2025.
The indentures under which APA has issued senior notes and debentures restrict it from issuing or guaranteeing certain secured indebtedness, consolidating with or merging into another person, and transferring or leasing its properties and assets as an entirety or substantially as an entirety to any person. Indentures of APA and Apache do not contain prepayment obligations in the event of a decline in credit ratings. In connection with the transactions summarized below under “APA Exchange and Tender Offers for Apache Indenture Debt,” Apache’s indentures were amended on January 10, 2025, to remove certain restrictive and reporting covenants, except those applicable to certain notes maturing in 2026 and 2027.
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
•APA entered into two registration rights agreements pursuant to which APA agreed to register under the Securities Act of 1933, as amended, the notes and debentures that APA issued in the exchange and tender offers and new notes offering (collectively, the Unregistered Notes). On September 18, 2025, APA settled registered exchange offers for the Unregistered Notes, issuing registered notes and debentures in the same aggregate principal amount as the Unregistered Notes accepted for exchange and canceled and otherwise on terms substantially identical in all material respects to the applicable series of Unregistered Notes. Of the $3.6 billion aggregate principal amount of Unregistered Notes covered by the registered exchange offers, 99 percent was exchanged for registered notes and debentures, and the remaining Unregistered Notes remained outstanding.

Unsecured 2025 Committed Bank Credit Facilities On January 15, 2025, the Company entered into two unsecured syndicated credit agreements for general corporate purposes:
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
The 2025 Agreements replaced on substantially the same terms two syndicated credit agreements that the Company entered in April 2022, one of which was denominated in US dollars with aggregate commitments of US$1.8 billion (the 2022 USD Agreement) and second of which was denominated in pounds sterling with aggregate commitments of £1.5 billion (the 2022 GBP Agreement). On January 15, 2025, the Company terminated commitments under both the 2022 USD Agreement and 2022 GBP Agreement in connection with entry into the 2025 Agreements.
As of December 31, 2025, there were no borrowings or letters of credit outstanding under the 2025 USD Agreement and no borrowings and an aggregate £1.0 million in letters of credit outstanding under the 2025 GBP Agreement. As of December 31, 2024, there were $10 million of borrowings and no letters of credit outstanding under the 2022 USD Agreement, and no borrowings and an aggregate £303 million in letters of credit outstanding under the 2022 GBP Agreement.
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
Margins and facility fees are at varying rates per annum determined by reference to the senior, unsecured, non-credit enhanced, long-term indebtedness for borrowed money of APA (Long-Term Debt Rating). The current Base Rate Margin is 0.30%, the Applicable Margin is 1.30%, and the facility fee is 0.20%.
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
The Company was in compliance with the terms of the 2025 Agreements as of December 31, 2025.
Uncommitted Lines of Credit Each of the Company and Apache, from time to time, has and uses uncommitted credit and letter of credit facilities for working capital and credit support purposes. As of December 31, 2025 and 2024, there were no outstanding borrowings under these facilities. As of December 31, 2025, there were £901 million and $10 million in letters of credit outstanding under these facilities. As of December 31, 2024, there were £640 million and $11 million in letters of credit outstanding under these facilities.
Commercial Paper Program The Company has a commercial paper program under which it from time to time may issue in private placements exempt from registration under the Securities Act short-term unsecured promissory notes (CP Notes) up to a maximum aggregate face amount of $2.0 billion outstanding at any time. The program was established in December 2023, and the maximum aggregate face amount of CP Notes issuable thereunder was increased to $2.0 billion from $1.8 billion on June 20, 2025. The maturities of the CP Notes may vary but may not exceed 397 days from the date of issuance. Outstanding CP Notes are supported by available borrowing capacity under the Company’s committed revolving credit facilities for general corporate purposes, which as of December 31, 2025, included the $2.0 billion 2025 USD Agreement.
Payment of the CP Notes was unconditionally guaranteed on an unsecured basis by Apache, such guarantee effective until the first time that the aggregate principal amount of indebtedness under senior notes and debentures outstanding under Apache’s existing indentures was less than US$1.0 billion, which occurred in May 2025, after which Apache’s guarantees were terminated in accordance with their terms on June 20, 2025.
The CP Notes are sold under customary market terms in the U.S. commercial paper market at a discount from par or at par and bear interest at rates determined at the time of issuance.
As of December 31, 2025, the Company had no CP Notes outstanding. As of December 31, 2024, the Company had $323 million in aggregate face amount of CP Notes outstanding, which was classified as long-term debt.
Unsecured Committed Term Loan Facility On January 30, 2024, APA entered into a syndicated credit agreement providing for committed senior unsecured delayed-draw term loans to APA, the proceeds of which could be used to refinance certain indebtedness of Callon.
On April 1, 2024, APA acquired Callon and borrowed $1.5 billion under this credit agreement maturing April 1, 2027, of which $900 million remained outstanding as of December 31, 2024. APA fully prepaid this credit agreement on March 10, 2025. The repayment was partially financed with borrowings under APA’s 2025 USD Agreement and commercial paper program.

Contractual Obligations
Purchase Obligations From time to time, the Company enters into agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. These include minimum commitments associated with take-or-pay contracts, NGL processing agreements, drilling work program commitments and agreements to secure capacity rights on third-party pipelines. As of December 31, 2025, the Company had contractual obligations totaling $971 million, of which $778 million is related to U.S. firm transportation contracts, $133 million is related to U.S. purchase obligations, $28 million is related to the merged concession agreement with the EGPC, and $32 million is related to other items.
Leases In the normal course of business, the Company enters into various lease agreements for real estate, drilling rigs, vessels, aircrafts, and equipment related to its exploration and development activities, which are typically classified as operating leases under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 842 (Leases). As of December 31, 2025, the Company had net undiscounted minimum commitments of $428 million and $34 million for operating and finance leases, respectively.
Interest Expense Future interest payments based on the current maturity dates of the Company’s fixed-rate notes and debentures as of December 31, 2025 are approximately $3.7 billion.
For additional information regarding these obligations, refer to Note 8—Debt and Financing Costs and Note 10—Commitments and Contingencies in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K.

For information regarding the Company’s liability for dismantlement, abandonment, and restoration costs of oil and gas properties, refer to Note 7—Asset Retirement Obligation in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K.

For information regarding pension or postretirement benefit obligations, refer to Note 11—Retirement and Deferred Compensation Plans in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K.
The Company is also subject to various contingent obligations that become payable only if certain events or rulings were to occur. The inherent uncertainty surrounding the timing of and monetary impact associated with these events or rulings prevents any meaningful accurate measurement, which is necessary to assess settlements resulting from litigation. The Company’s management believes that it has adequately reserved for its contingent obligations, including approximately $2 million for environmental remediation and approximately $23 million for various contingent legal liabilities. For a detailed discussion of the Company’s environmental and legal contingencies and other commitments, please see Note 10—Commitments and Contingencies in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K.
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
In 2013, Apache sold its GOA Shelf operations and properties and its GOA operating subsidiary, GOM Shelf LLC (GOM Shelf) to Fieldwood Energy LLC (Fieldwood). Fieldwood assumed the obligation to decommission the properties held by GOM Shelf and the properties acquired from Apache and its other subsidiaries (collectively, the Legacy GOA Assets). On February 14, 2018, Fieldwood filed for (and subsequently emerged from) Chapter 11 bankruptcy protection. On August 3, 2020, Fieldwood filed for (and subsequently emerged from) Chapter 11 bankruptcy protection for a second time. Upon emergence from this second bankruptcy, the Legacy GOA Assets were separated into a standalone company, which was subsequently merged into GOM Shelf. Under GOM Shelf’s limited liability company agreement, the proceeds of production of the Legacy GOA Assets are to be used to fund the operation of GOM Shelf and the decommissioning of Legacy GOA Assets. The decommissioning obligations for the Legacy GOA Assets are partially secured by a trust account of which Apache is a beneficiary and which is funded by net profits interests (NPIs) depending on future oil prices. In addition, after such sources have been exhausted, Apache agreed upon resolution of GOM Shelf’s second bankruptcy to loan GOM Shelf up to $400 million to perform decommissioning, with such loans and related obligations secured by first and prior liens on the Legacy GOA Assets.
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
As of December 31, 2025, the Company recorded an asset of $40 million representing the remaining amount the Company expects to be reimbursed from remaining security related to these decommissioning costs. Of the total asset recorded as of December 31, 2025, $21 million is reflected under the caption “Decommissioning security for sold Gulf of America properties,” and $19 million is reflected under “Other current assets” in the Company’s consolidated balance sheet.
As of December 31, 2025, Apache estimates that its potential liability to fund the remaining decommissioning of Legacy GOA Assets and assets previously sold to other operators ranges from $0.9 billion to $1.2 billion on an undiscounted basis. Management does not believe any specific estimate within this range is a better estimate than any other. Accordingly, the Company recorded contingent liabilities in the amounts of $881 million and $1.0 billion as of December 31, 2025, and December 31, 2024, respectively. Of the total liability recorded as of December 31, 2025, $782 million is reflected under the caption “Decommissioning contingency for sold Gulf of America properties” and $99 million is reflected under “Other current liabilities” in the Company’s consolidated balance sheet. Changes in significant assumptions impacting Apache’s estimated liability, including expected well decommissioning spread rates, derrick barge rates, planned abandonment logistics, and future cash flows of GOM Shelf, could result in a liability in excess of the amount accrued.
The Company recognized $60 million of “Gains on previously sold Gulf of America properties” during 2025 to reflect the net impact of decreased estimated decommissioning costs of Legacy GOA Assets which BSSE may order the Company to decommission. The Company recognized losses on previously sold Gulf of America properties of $273 million and $212 million during 2024 and 2023, respectively, in the Company’s statement of consolidated operations.

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
The Company purchases multi-year political risk insurance from highly-rated insurers covering a portion of its investments in Egypt for losses arising from confiscation, nationalization, and expropriation risks.
Future insurance coverage for the Company’s industry could increase in cost and may include higher deductibles or retentions or a change in policy limit or additional exclusions or limitations. In addition, some forms of insurance may become unavailable or unavailable on terms economically acceptable.
Service agreements, including drilling contracts, generally indemnify the Company for injuries and death of the service provider’s employees, as well as subcontractors hired by the service provider, and damages to their respective property.
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
Despite judgment involved in these engineering estimates, the Company’s reserves are used throughout its financial statements. For example, since the Company uses the units-of-production method to amortize its oil and gas properties, the quantity of reserves could significantly impact DD&A expense. A material adverse change in the estimated volumes of reserves could result in property impairments. Finally, these reserves are the basis for the Company’s supplemental oil and gas disclosures. For more information regarding the Company’s supplemental oil and gas disclosures, refer to Note 16—Supplemental Oil and Gas Disclosures (Unaudited) in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K.
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
Offshore Decommissioning Contingency
The Company has potential exposure to future obligations related to divested properties. For information regarding estimated potential decommissioning obligations on sold properties, please refer to “Potential Decommissioning Obligations on Sold Properties” above and in Note 10—Commitments and Contingencies in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report on Form 10-K.

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
Commodity Price Risk
The Company’s revenues, earnings, cash flow, capital investments and, ultimately, future rate of growth are highly dependent on the prices the Company receives for its crude oil, natural gas, and NGLs, which have historically been very volatile because of unpredictable events such as economic growth or retraction, weather, political climate, and global supply and demand. The Company continually monitors its market risk exposure, as oil and gas supply and demand are impacted by uncertainties in the commodity and financial markets, actions taken by foreign oil and gas producing nations, including OPEC+, global inflation, and other current events.
The Company’s average crude oil price realizations decreased 14 percent to $66.92 per barrel in 2025 from $78.08 per barrel in 2024. The Company’s average natural gas price realizations increased 20 percent to $2.36 per Mcf in 2025 from $1.97 per Mcf in 2024. The Company’s average NGL price realizations decreased 3 percent to $22.71 per barrel in 2025 from $23.37 per barrel in 2024. Based on average daily production for 2025, a $1.00 per barrel change in the weighted average realized oil price would have increased or decreased revenues for the year by approximately $87 million, a $0.10 per Mcf change in the weighted average realized natural gas price would have increased or decreased revenues for the year by approximately $33 million, and a $1.00 per barrel change in the weighted average realized NGL price would have increased or decreased revenues for the year by approximately $28 million.
The Company periodically enters into derivative positions on a portion of its projected crude oil and natural gas production through a variety of financial and physical arrangements intended to manage fluctuations in cash flows resulting from changes in commodity prices. Such derivative positions may include the use of futures contracts, swaps, and/or options. The Company does not hold or issue derivative instruments for trading purposes. As of December 31, 2025, the Company had open natural gas derivatives not designated as cash flow hedges in a net liability position with a fair value of $77 million. A 10 percent increase in natural gas prices would decrease the liability by approximately $5 million, while a 10 percent decrease in prices would increase the liability by approximately $6 million. Refer to Note 4—Derivative Instruments and Hedging Activities in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Annual Report Form 10-K for notional volumes and terms with the Company’s derivative contracts.
Interest Rate Risk
As of December 31, 2025, the Company had $4.5 billion, net, in outstanding notes and debentures, all of which was fixed-rate debt, with a weighted average interest rate of 5.66 percent. Although near-term changes in interest rates may affect the fair value of fixed-rate debt, such changes do not expose the Company to the risk of earnings or cash flow loss associated with that debt.
The Company is also exposed to interest rate risk related to its interest-bearing cash and cash equivalents balances and amounts outstanding under its term loan facility, commercial paper program, and syndicated credit facilities. As of December 31, 2025, the Company had approximately $516 million in cash and cash equivalents, approximately 95 percent of which was invested in money market funds and short-term investments with major financial institutions. As of December 31, 2025, there were no borrowings outstanding under the Company’s term loan facility, commercial paper program, and syndicated revolving credit facilities. Changes in the interest rate applicable to short-term investments, term loan facility, and commercial paper program are expected to have an immaterial impact on earnings and cash flows but could impact interest costs associated with future debt issuances or any future borrowings.

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
Foreign currency gains and losses also arise when monetary assets and monetary liabilities denominated in foreign currencies are translated at the end of each month. Foreign currency gains and losses are included as either a component of “Other, net” under “Revenues and Other” or, as is the case when the Company re-measures its foreign tax liabilities, as a component of the Company’s provision for income tax expense on the statement of consolidated operations. Foreign currency net gain or loss would not be material from a 10 percent weakening or strengthening, respectively, in the British pound as of December 31, 2025.
The Company is subject to increased foreign currency risk associated with the effects of decommissioning obligations in the North Sea. The Company has periodically entered into foreign exchange contracts in order to minimize the impact of fluctuating exchange rates for the British pound on the Company’s operations. Subsequent to December 31, 2025, the Company entered into outstanding foreign exchange contracts with a total notional amount of £120 million to reduce its exposure to fluctuating foreign exchange rates for the British pound.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary financial information required to be filed under this Item 8 are presented on pages F-1 through F-59 in Part IV, Item 15 of this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
The financial statements for the fiscal years ended December 31, 2025, 2024, and 2023, included in this Annual Report on Form 10-K, have been audited by Ernst & Young LLP, independent registered public accounting firm, as stated in their audit report appearing herein. There have been no changes in or disagreements with the accountants during the periods presented.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Company’s Chief Executive Officer, in his capacity as principal executive officer, and Ben C. Rodgers, the Company’s Executive Vice President and Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that the information the Company is required to disclose under applicable laws and regulations is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
During the three months ended December 31, 2025, none of the Company’s officers or directors adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such term is defined in Item 408 of Regulation S-K promulgated under the Securities Act).

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information set forth under the captions “Nominees for Election as Directors,” “Information about Our Executive Officers,” “Securities Ownership and Principal Holders,” “Additional Information—Future Shareholder Proposals and Director Nominations,” “Corporate Governance—Board Committees, Meetings, and Responsibilities,” and “Corporate Governance—Insider Trading Policy” in the proxy statement relating to the Company’s 2026 annual meeting of shareholders (the Proxy Statement) is incorporated herein by reference.
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
The information set forth under the captions “Compensation Discussion and Analysis (CD&A),” “Summary Compensation Table,” “Grants of Plan-Based Awards Table,” “Outstanding Equity Awards at Fiscal Year-End Table,” “Option Exercises and Stock Vested Table,” “Non-Qualified Deferred Compensation Table,” “Potential Payments upon Termination or Change in Control,” “Director Compensation Table,” “CEO Pay Ratio,” “Compensation Committee Interlocks and Insider Participation,” “Pay versus Performance,” “Equity Award Grant Practices,” and “Compensation Committee Report” in the Proxy Statement is incorporated herein by reference.

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

3.	Exhibits

		Incorporated by Reference
EXHIBIT NO.	DESCRIPTION	Form	Exhibit	Filing Date	SEC File No.
3.1	Amended and Restated Certificate of Incorporation of Registrant, dated March 1, 2021.	8-K12B	3.1	3/1/2021	001-40144
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant, dated May 24, 2023, as filed with the Secretary of State of the State of Delaware on May 24, 2023.	8-K	3.1	5/25/2023	001-40144
3.3	Amended and Restated Bylaws of Registrant, dated February 2, 2023.	8-K	3.1	2/8/2023	001-40144
4.1	Form of Certificate for Registrant’s Common Stock.	8-K12B	4.1	3/1/2021	001-40144
4.2	Description of Equity Securities of Registrant.	8-K12B	4.2	3/1/2021	001-40144
4.3	Amended and Restated Warrant Agreement, dated April 1, 2024, by and among Registrant, Equiniti Trust Company, LLC, and, solely for purposes of certain provisions specified therein, Callon Petroleum Company.	8-K	4.1	4/1/2024	001-40144
4.4	Indenture, dated as of December 11, 2024, between Registrant and Regions Bank, as trustee.	POSASR	4.9	12/12/2024	333-279038
4.5	Indenture, dated as of June 30, 2021, between Registrant and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee.	S-3ASR	4.4	6/30/2021	333-257556
10.1	Credit Agreement [USD Facility], dated as of January 15, 2025, among Registrant, the lenders party thereto, the issuing banks party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents party thereto.	8-K	10.1	1/16/2025	001-40144
10.2	Credit Agreement [GBP Facility], dated as of January 15, 2025, among Registrant, the lenders party thereto, the issuing banks party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other agents party thereto.	8-K	10.2	1/16/2025	001-40144
†10.3	Income Continuance Plan, as amended and restated effective as of March 1, 2021.	8-K12B	10.2	3/1/2021	001-40144
†10.4	Executive Termination Policy, as amended and restated effective as of March 1, 2021.	8-K12B	10.3	3/1/2021	001-40144
†10.5	2016 Omnibus Compensation Plan, dated February 3, 2016, effective May 12, 2016.	8-K	10.1	5/16/2016	001-04300
†10.6	Second Amendment to the 2016 Omnibus Compensation Plan, dated March 1, 2021.	8-K12B	10.6	3/1/2021	001-40144
†10.7	2011 Omnibus Equity Compensation Plan, as amended and restated May 12, 2016.	10-Q	10.1	8/4/2016	001-04300
†10.8	First Amendment to the 2011 Omnibus Equity Compensation Plan, dated July 29, 2019.	10-K	10.15	2/28/2020	001-04300
†10.9	Second Amendment to the 2011 Omnibus Equity Compensation Plan, dated March 1, 2021.	8-K12B	10.5	3/1/2021	001-40144
†10.10	Deferred Delivery Plan, as amended and restated May 12, 2016.	10-Q	10.3	8/4/2016	001-04300
†10.11	Non-Employee Directors’ Compensation Plan, as amended and restated September 12, 2023.	10-Q	10.1	11/2/2023	001-40144
†10.12	Outside Directors’ Retirement Plan, as amended and restated July 16, 2014, effective June 30, 2014.	10-Q	10.5	8/8/2014	001-04300
†10.13	Non-Employee Directors’ Restricted Stock Units Program, effective May 12, 2016, pursuant to the 2016 Omnibus Compensation Plan.	10-Q	10.4	8/4/2016	001-04300
†10.14	Outside Directors’ Deferral Program, effective May 12, 2016, pursuant to the 2016 Omnibus Compensation Plan.	10-Q	10.5	8/4/2016	001-04300
†10.15	Form of 2023 Performance Share Program Agreement (2016 Omnibus Compensation Plan), dated January 4, 2023.	8-K	10.1	1/6/2023	001-40144
†10.16	Form of Cash-Based Restricted Stock Unit Award Agreement (2016 Omnibus Compensation Plan).	10-K	10.43	2/23/2023	001-40144
†10.17	Form of Restricted Stock Unit Award Agreement (2016 Omnibus Compensation Plan).	10-K	10.44	2/23/2023	001-40144

Incorporated by Reference
EXHIBIT NO.	DESCRIPTION	Form	Exhibit	Filing Date	SEC File No.
†10.18	Form of 2024 Performance Share Program Agreement (2016 Omnibus Compensation Plan), dated January 8, 2024.	8-K	10.1	1/12/2024	001-40144
†10.19	Form of 2025 Performance Share Program Agreement (2016 Omnibus Compensation Plan), dated January 9, 2025.	8-K	10.1	1/10/2025	001-40144
†10.20	Form of Stock Option Award Agreement (2016 Omnibus Compensation Plan).	8-K	10.2	1/10/2025	001-40144
*†10.21	Form of 2026 Performance Share Program Agreement (2016 Omnibus Compensation Plan), dated January 6, 2026.
*19.1	Insider Trading Policy.
*21.1	Subsidiaries of Registrant.
*23.1	Consent of Ernst & Young LLP.
*23.2	Consent of Ryder Scott Company, L.P., Petroleum Consultants.
*24.1	Power of Attorney (included as a part of the signature pages to this report).
*31.1	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Executive Officer.
*31.2	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Financial Officer.
**32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer and Principal Financial Officer.
97.1	Executive Compensation Clawback Policy.	10-K	97.1	2/22/2024	001-40144
*99.1	Report of Ryder Scott Company, L.P., Petroleum Consultants.
*101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
*101.SCH	Inline XBRL Taxonomy Schema Document.
*101.CAL	Inline XBRL Calculation Linkbase Document.
*101.DEF	Inline XBRL Definition Linkbase Document.
*101.LAB	Inline XBRL Label Linkbase Document.
*101.PRE	Inline XBRL Presentation Linkbase Document.
*104	Cover Page Interactive Data File (the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

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

                                APA CORPORATION

/s/ John J. Christmann IV
John J. Christmann IV
Chief Executive Officer

Dated: February 26, 2026
POWER OF ATTORNEY
The officers and directors of APA Corporation, whose signatures appear below, hereby constitute and appoint John J. Christmann IV, Ben C. Rodgers, and Robert P. Rayphole, and each of them (with full power to each of them to act alone), the true and lawful attorney-in-fact to sign and execute, on behalf of the undersigned, any amendment(s) to this report and each of the undersigned does hereby ratify and confirm all that said attorneys shall do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John J. Christmann IV John J. Christmann IV	Director and Chief Executive Officer (principal executive officer)	February 26, 2026
/s/ Ben C. Rodgers Ben C. Rodgers	Executive Vice President and Chief Financial Officer (principal financial officer)	February 26, 2026
/s/ Robert P. Rayphole Robert P. Rayphole	Vice President, Chief Accounting Officer, and Controller (principal accounting officer)	February 26, 2026
/s/ Annell R. Bay Annell R. Bay	Director	February 26, 2026
/s/ Matthew R. Bob Matthew R. Bob	Director	February 26, 2026
/s/ Juliet S. Ellis Juliet S. Ellis	Director	February 26, 2026
/s/ Kenneth M. Fisher Kenneth M. Fisher	Director	February 26, 2026
/s/ Charles W. Hooper Charles W. Hooper	Director	February 26, 2026
/s/ Chansoo Joung Chansoo Joung	Director	February 26, 2026
/s/ H. Lamar McKay H. Lamar McKay	Independent, Non-Executive Chair of the Board and Director	February 26, 2026
/s/ Peter A. Ragauss Peter A. Ragauss	Director	February 26, 2026
/s/ David L. Stover David L. Stover	Director	February 26, 2026
/s/ Anya Weaving Anya Weaving	Director	February 26, 2026

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2025.
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

/s/ Ben C. Rodgers
Executive Vice President and Chief Financial Officer
(principal financial officer)

/s/ Robert P. Rayphole
Vice President, Chief Accounting Officer and Controller
(principal accounting officer)
Houston, Texas
February 26, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of APA Corporation
Opinion on Internal Control Over Financial Reporting
We have audited APA Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, APA Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related statements of consolidated operations, comprehensive income, changes in equity and noncontrolling interest and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 26, 2026 expressed an unqualified opinion thereon.
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
February 26, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of APA Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of APA Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related statements of consolidated operations, comprehensive income, changes in equity and noncontrolling interest and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2026 expressed an unqualified opinion thereon.
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
At December 31, 2025, the net carrying value of the Company’s property and equipment was $12,748 million, and depreciation, depletion and amortization (DD&A) expense was $2,304 million for the year then ended. As described in Note 1, the Company follows the successful efforts method of accounting for its oil and gas properties. DD&A of the cost of proved oil and gas properties is calculated using the unit-of-production method based on proved oil and gas reserves, as estimated by the Company’s internal reservoir engineers.

Proved oil and gas reserves are those quantities of natural gas, crude oil, condensate, and natural gas liquids, which by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. Judgment is required by the Company’s internal reservoir engineers in estimating oil and gas reserves. Estimating proved oil and gas reserves requires the selection of inputs, including historical production, oil and gas price assumptions, and operating costs, among others. Because of the complexity involved in estimating oil and gas reserves, management engaged independent petroleum engineers to audit the proved oil and gas reserve estimates prepared by the Company’s internal reservoir engineers for select properties as of December 31, 2025.

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
At December 31, 2025, the asset retirement obligation (ARO) balance totaled $2,880 million. As further described in Note 7, the Company’s ARO reflects the estimated present value of the amount of dismantlement, removal, site reclamation, and similar activities associated with the Company’s oil and gas properties and other long-lived assets. The estimation of the ARO related to the North Sea segment requires significant judgment given the magnitude of the expected retirement costs.

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

To test the ARO for the North Sea segment, our audit procedures included, among others, assessing the significant assumptions and inputs used in the valuation, such as retirement cost estimates. For example, we evaluated retirement cost estimates by comparing the Company’s estimates to underlying third party evidence. We also involved our internal specialists in testing the underlying retirement cost estimates.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002.
Houston, Texas
February 26, 2026

APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED OPERATIONS

	For the Year Ended December 31,
	2025	2024	2023

	(In millions, except per common share data)
REVENUES AND OTHER:
Oil, natural gas, and natural gas liquids production revenues	$7,229	$8,196	$7,385
Purchased oil and gas sales	1,691	1,541	894
Total revenues	8,920	9,737	8,279
Derivative instrument gains (losses), net	(53)	(10)	99
Gain on divestitures, net	301	289	8
Gains (losses) on previously sold Gulf of America properties	60	(273)	(212)
Other, net	(8)	(6)	18
	9,220	9,737	8,192
OPERATING EXPENSES:
Lease operating expenses	1,504	1,690	1,436
Gathering, processing, and transmission	424	432	334
Purchased oil and gas costs	1,070	1,047	742
Taxes other than income	229	270	207
Exploration	131	313	195
General and administrative	350	372	351
Transaction, reorganization, and separation	102	168	15
Depreciation, depletion, and amortization	2,304	2,266	1,540
Asset retirement obligation accretion	158	148	116
Impairments	44	1,129	61
Financing costs, net	113	367	312
	6,429	8,202	5,309
NET INCOME BEFORE INCOME TAXES	2,791	1,535	2,883
Current income tax provision	739	1,153	1,338
Deferred income tax provision (benefit)	360	(736)	(1,662)
NET INCOME INCLUDING NONCONTROLLING INTERESTS	1,692	1,118	3,207
Net income attributable to noncontrolling interest	258	314	352
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$1,434	$804	$2,855

NET INCOME PER COMMON SHARE:
Basic	$3.99	$2.28	$9.26
Diluted	$3.99	$2.27	$9.25
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	359	353	308
Diluted	359	353	309

The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2025	2024	2023

	(In millions)
NET INCOME INCLUDING NONCONTROLLING INTERESTS	$1,692	$1,118	$3,207
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Pension and postretirement benefit plan	(2)	(3)	1
COMPREHENSIVE INCOME INCLUDING NONCONTROLLING INTERESTS	1,690	1,115	3,208
Comprehensive income attributable to noncontrolling interest	258	314	352
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCK	$1,432	$801	$2,856

The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS

	For the Year Ended December 31,
	2025	2024	2023

	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interests	$1,692	$1,118	$3,207
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized derivative instrument (gains) losses, net	77	8	(51)
Gain on divestitures, net	(301)	(289)	(8)
Exploratory dry hole expense and unproved leasehold impairments	69	236	114
Depreciation, depletion, and amortization	2,304	2,266	1,540
Asset retirement obligation accretion	158	148	116
Impairments	44	1,129	61
Provision for (benefit from) deferred income taxes	360	(736)	(1,662)
Gain from extinguishment of debt	(147)	—	(9)
(Gains) losses on previously sold Gulf of America properties	(60)	273	212
Other	57	2	26
Changes in operating assets and liabilities:
Receivables	850	(104)	(157)
Inventories	7	(11)	13
Drilling advances and other current assets	223	(56)	269
Deferred charges and other long-term assets	36	11	270
Accounts payable	(365)	81	(84)
Accrued expenses	(199)	(221)	(400)
Deferred credits and noncurrent liabilities	(260)	(235)	(328)
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,545	3,620	3,129
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas property	(2,740)	(2,851)	(2,313)
Acquisition of Delaware Basin properties	—	—	(24)
Leasehold and property acquisitions	(26)	(60)	(20)
Proceeds from asset divestitures	611	1,609	29
Proceeds from sale of Kinetik shares	—	428	228
Other, net	2	(50)	(38)
NET CASH USED IN INVESTING ACTIVITIES	(2,153)	(924)	(2,138)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on commercial paper and revolving credit facilities, net	(333)	(40)	(194)
Proceeds from term loan facility	—	1,500	—
Payments on term loan facility	(900)	(600)	—
Payment on Callon Credit Agreement	—	(472)	—
Fixed rate debt borrowings	846	—	—
Payments on fixed-rate debt	(1,016)	(1,641)	(65)
Distributions to noncontrolling interest	(430)	(268)	(238)
Dividends paid to APA common stockholders	(360)	(353)	(308)
Treasury stock activity, net	(280)	(246)	(329)
Other, net	(28)	(38)	(15)
NET CASH USED IN FINANCING ACTIVITIES	(2,501)	(2,158)	(1,149)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(109)	538	(158)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	625	87	245
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$516	$625	$87
SUPPLEMENTARY CASH FLOW DATA:
Interest paid, net of capitalized interest	$281	$372	$329
Income taxes paid, net of refunds	999	1,097	1,271

The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31,
	2025	2024

	(In millions, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$516	$625
Receivables, net of allowance of $140 and $123	1,062	1,959
Other current assets (Note 5)	543	820
	2,121	3,404
PROPERTY AND EQUIPMENT:
Oil and gas properties, on the basis of successful efforts accounting:	45,507	44,698
Gathering, processing, and transmission facilities	445	433
Other	536	562
Less: Accumulated depreciation, depletion, and amortization	(33,740)	(33,047)
	12,748	12,646
OTHER ASSETS:
Decommissioning security for sold Gulf of America properties (Note 10)	21	21
Deferred tax asset (Note 9)	2,328	2,703
Deferred charges and other	543	616
	$17,761	$19,390

LIABILITIES, NONCONTROLLING INTEREST, AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$871	$1,224
Current debt	213	53
Other current liabilities (Note 6)	1,487	1,678
	2,571	2,955
LONG-TERM DEBT (Note 8)	4,280	5,991
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Deferred tax liability (Note 9)	—	14
Asset retirement obligation (Note 7)	2,699	2,591
Decommissioning contingency for sold Gulf of America properties (Note 10)	782	929
Other	426	548
	3,907	4,082

EQUITY:
Common stock, $0.625 par, 860,000,000 shares authorized, 492,038,127 and 491,579,646 shares issued, respectively	308	307
Paid-in capital	12,816	13,153
Accumulated deficit	(721)	(2,155)
Treasury stock, at cost, 139,073,481 and 126,182,497 shares, respectively	(6,320)	(6,037)
Accumulated other comprehensive income	10	12
APA SHAREHOLDERS’ EQUITY	6,093	5,280
Noncontrolling interest	910	1,082
TOTAL EQUITY	7,003	6,362
	$17,761	$19,390

The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY AND NONCONTROLLING INTEREST

	Common Stock	Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	APA SHAREHOLDERS’ EQUITY	Noncontrolling Interest	TOTAL EQUITY
	(In millions)
BALANCE AT DECEMBER 31, 2022	$262	$11,420	$(5,814)	$(5,459)	$14	$423	$922	$1,345
Net income attributable to common stock	—	—	2,855	—	—	2,855	—	2,855
Net income attributable to noncontrolling interest	—	—	—	—	—	—	352	352
Distributions to noncontrolling interest	—	—	—	—	—	—	(238)	(238)
Common dividends ($1.00 per share)	—	(308)	—	—	—	(308)	—	(308)
Common stock activity, net	1	(14)	—	—	—	(13)	—	(13)
Treasury stock activity, net	—	—	—	(331)	—	(331)	—	(331)
Compensation expense	—	23	—	—	—	23	—	23
Other	—	5	—	—	1	6	—	6
BALANCE AT DECEMBER 31, 2023	$263	$11,126	$(2,959)	$(5,790)	$15	$2,655	$1,036	$3,691
Net income attributable to common stock	—	—	804	—	—	804	—	804
Net income attributable to noncontrolling interest	—	—	—	—	—	—	314	314
Distributions to noncontrolling interest	—	—	—	—	—	—	(268)	(268)
Common dividends ($1.00 per share)	—	(352)	—	—	—	(352)	—	(352)
Common stock activity, net	44	2,370	—	—	—	2,414	—	2,414
Treasury stock activity, net	—	—	—	(247)	—	(247)	—	(247)
Compensation expense	—	26	—	—	—	26	—	26
Other	—	(17)	—	—	(3)	(20)	—	(20)
BALANCE AT DECEMBER 31, 2024	$307	$13,153	$(2,155)	$(6,037)	$12	$5,280	$1,082	$6,362
Net income attributable to common stock	—	—	1,434	—	—	1,434	—	1,434
Net income attributable to noncontrolling interest	—	—	—	—	—	—	258	258
Distributions to noncontrolling interest	—	—	—	—	—	—	(430)	(430)
Common dividends ($1.00 per share)	—	(359)	—	—	—	(359)	—	(359)
Common stock activity, net	1	(6)	—	—	—	(5)	—	(5)
Treasury stock activity, net	—	—	—	(283)	—	(283)	—	(283)
Compensation expense	—	26	—	—	—	26	—	26
Other	—	2	—	—	(2)	—	—	—
BALANCE AT DECEMBER 31, 2025	$308	$12,816	$(721)	$(6,320)	$10	$6,093	$910	$7,003
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
Significant estimates with regard to these financial statements include the estimates of fair value for long-lived assets (refer to “Fair Value Measurements” and “Property and Equipment” sections in this Note 1 below), the fair value determination of acquired assets and liabilities (refer to Note 2—Acquisitions and Divestitures), the assessment of asset retirement obligations (refer to Note 7—Asset Retirement Obligation), the estimate of income taxes (refer to Note 9—Income Taxes), the estimation of the contingent liability representing Apache’s potential decommissioning obligations on sold properties in the Gulf of America (refer to Note 10—Commitments and Contingencies), and the estimate of proved oil and gas reserves and related present value estimates of future net cash flows therefrom (refer to Note 16—Supplemental Oil and Gas Disclosures (Unaudited)).

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
Refer to Note 4—Derivative Instruments and Hedging Activities, Note 8—Debt and Financing Costs, and Note 11—Retirement and Deferred Compensation Plans for further detail regarding the Company’s fair value measurements recorded on a recurring basis.
The Company also uses fair value measurements on a nonrecurring basis when certain qualitative assessments of its assets indicate a potential impairment or when allocating the purchase price for acquired assets and liabilities in a business combination.
The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term nature and maturities of these instruments.
Impairments
The Company recorded $37 million and $11 million of asset impairments in connection with fair value assessments during the years ended December 31, 2025 and 2023, respectively.
During 2024, the Company performed an economic assessment of its North Sea assets in light of several new regulatory guidelines and obligations surrounding significant tax levies and modernization of aging infrastructure. The Company determined that expected returns did not economically support making investments required under the combined impact of the regulations and expects to cease production at its facilities in the North Sea prior to 2030. As a result, the Company performed a fair value assessment of the present value of its oil and gas assets in the North Sea as of the third quarter of 2024. Accordingly, the Company recognized impairments of $796 million on certain proved properties in the North Sea, which were written down to their estimated fair values as of the third quarter of 2024. This impairment is discussed in further detail below in “Property and Equipment — Oil and Gas Property.”
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
Allocation of Purchase Price
During 2024, APA completed its acquisition of Callon Petroleum Company (Callon) in an all-stock transaction valued at approximately $4.5 billion, inclusive of Callon’s debt (the Callon acquisition). The transaction was accounted for using the acquisition method of accounting, which requires, among other things, that assets acquired, and liabilities assumed be recognized at their fair values as of the acquisition date, using various Level 3 fair value measurements. Material assets and liabilities acquired are discussed further below:

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

APA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Payment Terms and Contract Balances
Receivables from contracts with customers, including receivables for purchased oil and gas sales and net of allowance for credit losses, were $826 million and $1.7 billion as of December 31, 2025 and 2024, respectively. Payments under all contracts with customers are typically due and received within a short-term period of one year or less, after physical delivery of the product or service has been rendered. During 2025, the Company observed a meaningful improvement in the timing of payments from the Egyptian General Petroleum Corporation (EGPC). As a result of more consistent remittances during the year, the Company’s outstanding receivable balance from this customer was current as of December 31, 2025. This improvement follows several periods prior to 2025 during which EGPC payments were delayed and the receivable balance increased. While recent collections have been timely, the Company continues to closely monitor its exposure to EGPC, as payment patterns may vary over time.
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
Cash and Cash Equivalents
The Company considers all highly liquid short-term investments with a maturity of three months or less at the time of purchase to be cash equivalents. These investments are carried at cost, which approximates fair value. As of December 31, 2025 and 2024, the Company had $516 million and $625 million, respectively, of cash and cash equivalents. The Company had no restricted cash as of December 31, 2025 and 2024.
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
The following table presents changes to the Company’s allowance for credit loss:

	For the Year Ended December 31,
	2025	2024	2023

	(In millions)
Allowance for credit loss at beginning of year	$123	$114	$117
Additional provisions for the year	20	9	16
Uncollectible accounts written off, net of recoveries	(3)	—	(19)
Allowance for credit loss at end of year	$140	$123	$114
Inventories
Inventories consist principally of tubular goods and equipment and are stated at the lower of weighted-average cost or net realizable value. Oil produced but not sold, primarily in the North Sea, is also recorded to inventory and is stated at the lower of the cost to produce or net realizable value.
During 2025, the Company recorded $7 million of inventory impairments in the North Sea. During 2024, the Company recorded $18 million of inventory impairments, including $13 million in the North Sea and $5 million in the U.S. During 2023, the Company recorded impairments of approximately $50 million in connection with valuations of drilling and operations equipment inventory upon the Company’s decision to suspend drilling operations in the North Sea.
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
The following table represents non-cash impairment charges of the carrying value of the Company’s proved and unproved properties:

	For the Year Ended December 31,
	2025	2024	2023

	(In millions)
Proved properties:
U.S.	$—	$315	$—
Egypt	18	—	—
North Sea	—	796	—
Total proved properties	$18	$1,111	$—

Unproved properties:
U.S.	$—	$34	$10
Egypt	2	—	—
North Sea	—	—	11
Other International	—	1	1
Total unproved properties	$2	$35	$22
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

APA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
When circumstances indicate that the carrying value of proved oil and gas properties may not be recoverable, the Company compares unamortized capitalized costs to the expected undiscounted pre-tax future cash flows for the associated assets grouped at the lowest level for which identifiable cash flows are independent of cash flows of other assets. If the expected undiscounted pre-tax future cash flows, based on the Company’s estimate of future crude oil and natural gas prices, operating costs, anticipated production from proved reserves and other relevant data, are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value. Fair value is generally estimated using the income approach described in ASC 820. The expected future cash flows used for impairment reviews and related fair value calculations are typically based on judgmental assessments, a Level 3 fair value measurement. During the year ended December 31, 2025, the Company recorded $18 million of impairments to its proved properties in Egypt.
During 2024, the Company updated its cessation-of-production dates for its North Sea operations, as discussed above in “Fair Value Measurements.” This change significantly altered the Company’s remaining oil and gas reserves in the North Sea and triggered an impairment assessment of the Company’s proved oil and gas properties at the end of the third quarter of 2024. Future production volumes and estimated future commodity prices are the largest drivers in the variability of future cash flows. Expected cash flows were estimated based on management’s views of forward pricing as of the balance sheet dates. A discount rate based on a market-based weighted-average cost of capital estimate was applied to the undiscounted cash flow estimate to value the Company’s North Sea assets. In connection with this assessment, the Company recorded impairments totaling $796 million on certain of the Company’s North Sea proved properties to an aggregate fair value of $263 million.
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
For the year ended December 31, 2023, the Company recorded no impairments of proved properties.
Gains and losses on divestitures of the Company’s oil and gas properties are recognized in the statement of consolidated operations upon closing of the transaction. Refer to Note 2—Acquisitions and Divestitures for more detail.
Gathering, Processing, and Transmission (GPT) Facilities
GPT facilities totaled $445 million and $433 million at December 31, 2025 and 2024, respectively, with accumulated depreciation for these assets totaling $383 million and $364 million for the respective periods. GPT facilities are depreciated on a straight-line basis over the estimated useful lives of the assets. The estimation of useful life takes into consideration anticipated production lives from the fields serviced by the GPT assets, whether APA-operated or third party-operated, as well as potential development plans by the Company for undeveloped acreage within, or close to, those fields.
For the year ended December 31, 2025, the Company recorded $1 million in impairments of GPT facilities in Egypt. For each of the years ended December 31, 2024 and 2023, the Company recorded no impairments of GPT facilities.
Other Property and Equipment
Other property and equipment includes computer software and equipment, buildings, vehicles, furniture and fixtures, land, and other equipment. These assets are depreciated on a straight-line basis over the estimated useful lives of the assets, which range from 3 to 20 years. Other property and equipment, net of accumulated depreciation totaled $146 million and $183 million at December 31, 2025 and 2024, respectively.
For the year ended December 31, 2025, the Company recorded an $18 million impairment for the anticipated sale of an office building.

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
Capitalized Interest
For significant projects, interest is capitalized as part of the historical cost of developing and constructing assets. Significant oil and gas investments in unproved properties actively being explored and significant exploration and development projects that have not commenced production that are undergoing the construction of assets that have not commenced principal operations qualify for interest capitalization. Interest is capitalized until the asset is ready for service. Capitalized interest is determined by multiplying the Company’s weighted-average borrowing cost on debt by the average amount of qualifying costs incurred. Once an asset subject to interest capitalization is completed and placed in service, the associated capitalized interest is expensed through depreciation.
Commitments and Contingencies
Accruals for loss contingencies arising from claims, assessments, litigation, environmental, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. For more information regarding loss contingencies, refer to Note 10—Commitments and Contingencies.
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
Income Taxes
The Company records deferred tax assets and liabilities to account for the expected future tax consequences of events that have been recognized in the financial statements and tax returns. The Company routinely assesses the ability to realize its deferred tax assets. If the Company concludes that it is more likely than not that some or all of the deferred tax assets will not be realized, the tax asset is reduced by a valuation allowance. Numerous judgments and assumptions are inherent in the determination of future taxable income, including factors such as future operating conditions (particularly as related to prevailing oil and gas prices) and changing tax laws. Refer to Note 9—Income Taxes for further information.
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 is intended to improve income tax disclosures primarily through enhanced disclosure of income tax rate reconciliation items, and disaggregation of income from continuing operations, income tax (expense) benefit, and income taxes paid, net disclosures by federal, state and foreign jurisdictions, among other items. This ASU is effective for annual reporting periods beginning after December 15, 2024. ASU 2023-09 should be applied on a prospective basis, although retrospective application is permitted. The Company adopted ASU 2023-09 retrospectively for the year ended December 31, 2025, and it did not have a material impact on the Company’s financial statements.

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
Stock-Based Compensation
The Company grants various types of stock-based awards including stock options, restricted stock, cash-settled restricted stock units, and performance-based awards. Stock compensation equity awards granted are valued on the date of grant and are expensed over the required vesting service period. Cash-settled awards are recorded as a liability based on the Company’s stock price and remeasured at the end of each reporting period over the vesting terms. The Company has elected to account for forfeitures as they occur rather than estimate expected forfeitures. The Company’s stock-based compensation plans and related accounting policies are defined and described more fully in Note 12—Capital Stock.
Treasury Stock
The Company follows the weighted-average-cost method of accounting for treasury stock transactions.
Transaction, Reorganization, and Separation (TRS)
The Company recorded TRS costs in 2025 totaling $102 million, which comprised primarily employee separations in the U.S. and organization restructuring in the North Sea.
The Company recorded TRS costs in 2024 totaling $168 million, which primarily comprised $147 million associated with the Callon acquisition, including $76 million of separation costs and $71 million of transaction and integration costs.
The Company recorded TRS costs in 2023 totaling $15 million including $7 million related to consulting and separation costs in international operations.
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

APA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
2.   ACQUISITIONS AND DIVESTITURES
2025 Activity
Leasehold and Property Acquisitions
During 2025, the Company completed leasehold acquisitions, primarily in the Permian Basin, for aggregate cash consideration of approximately $26 million.
During the third quarter of 2025, the Government of Egypt awarded the Company an additional two million net exploration acres in the Western Desert. In addition to a signature bonus of $25 million, the Company has committed to a drilling program on the acreage that the Company believes it will be able to meet in the normal course of operations.
U.S. Divestitures
During the second quarter of 2025, the Company completed the sale of all of its New Mexico Permian assets. The assets had a carrying value of $282 million and associated retirement obligation of $9 million, which were exchanged for total cash consideration of $571 million, inclusive of post-closing adjustments. The Company recognized a gain of $299 million in association with this sale. Proceeds from the transaction were used primarily for debt reduction.
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
Recording of Assets Acquired and Liabilities Assumed
The transaction was accounted for using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The table below presents the finalized value of the assets acquired and liabilities assumed.

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
U.S. Divestitures
During 2024, the Company completed the sale of non-core acreage in the East Texas Austin Chalk and Eagle Ford plays that had a carrying value of $347 million for aggregate cash proceeds of $255 million and the assumption of asset retirement obligations of $42 million. The Company recognized a $50 million loss during 2024 in association with this sale.
During 2024, the Company also completed the sale of non-core mineral and royalty interests in the Permian Basin that had a carrying value of $71 million for approximately $394 million subject to post-closing adjustments. The Company recognized a gain of $321 million in association with this sale.
Additionally, the Company completed the sale of non-core assets and leasehold in multiple transactions for aggregate cash proceeds of $91 million, recognizing a gain of approximately $22 million upon closing of these transactions.
On December 31, 2024, APA completed the sale of non-core producing properties in the Permian Basin that had a carrying value of $1.1 billion and associated asset retirement obligation of $224 million for total cash proceeds of $869 million after closing adjustments. The properties are located in the Central Basin Platform, Texas and New Mexico Shelf, and Northwest Shelf. The effective date of the transaction was July 1, 2024. As a result of the transaction, the Company performed a fair value assessment of the associated assets and liabilities and recorded an impairment of $315 million to the carrying value of the associated oil and gas properties during the third quarter of 2024. During the fourth quarter of 2024, the Company recorded a loss of $5 million upon closing of the transaction.
Sale of Kinetik Shares
On March 18, 2024, the Company sold its remaining shares of Kinetik Holdings Inc. (Kinetik) Class A Common Stock (Kinetik Shares) for cash proceeds of $428 million.

APA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table represents related party sales and costs associated with Kinetik, when the Company was considered to have had significant influence over Kinetik prior to the Company’s sale of its remaining Kinetik Shares and the resignation of the Company’s designated director from the Kinetik board of directors:

	For the Year Ended December 31,
	2024	2023

	(In millions)
Natural gas and NGLs sales	$13	$92
Purchased oil and gas sales	22	29
	$35	$121

Gathering, processing, and transmission costs	$23	$108
Purchased oil and gas costs	23	80
Lease operating expenses	2	7
	$48	$195
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
3.   CAPITALIZED EXPLORATORY WELL COSTS
The following summarizes the changes in capitalized exploratory well costs for the years ended December 31, 2025, 2024, and 2023. Additions pending the determination of proved reserves excludes amounts capitalized and subsequently charged to expense within the same year.

	For the Year Ended December 31,
	2025	2024	2023

	(In millions)
Capitalized well costs at beginning of year	$237	$586	$474
Additions pending determination of proved reserves	234	240	265
Reclassifications to proved properties	(118)	(506)	(135)
Charged to exploration expense	(15)	(83)	(18)
Capitalized well costs at end of year	$338	$237	$586

APA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following provides an aging of capitalized exploratory well costs and the number of projects for which exploratory well costs have been capitalized for a period greater than one year since the completion of drilling as of December 31:

	2025	2024	2023

	(In millions)
Exploratory well costs capitalized for a period of one year or less	$158	$107	$156
Exploratory well costs capitalized for a period greater than one year	180	130	430
Capitalized well costs at end of year	$338	$237	$586

Number of projects with exploratory well costs capitalized for a period greater than one year	7	12	33
Projects with exploratory well costs capitalized for a period greater than one year since the completion of drilling are those identified by management as exhibiting sufficient quantities of hydrocarbons to justify potential development. Management is actively pursuing efforts to assess whether reserves can be attributed to these projects. Exploratory well costs capitalized for a period greater than one year since completion of drilling were $180 million at December 31, 2025, with $121 million related to Suriname exploration and appraisal. Analysis of well results and appraisal activity is ongoing. The remaining projects pertain to onshore drilling activity in Egypt and Alaska, for which continued testing and evaluation is being performed.
Dry hole expenses from suspended exploratory well costs previously capitalized for greater than one year at December 31, 2024 totaled $8 million. These expenses pertained to projects in Egypt.
The following table summarizes aging by geographic area of those exploratory well costs that, as of December 31, 2025, have been capitalized for a period greater than one year, categorized by the year in which drilling was completed:

	Total	2024	2023	2022 and Prior

	(In millions)
Suriname	$121	$—	$60	$61
United States	48	48	—	—
Egypt	11	7	4	—
	$180	$55	$64	$61
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
Counterparty Risk
The use of derivative instruments exposes the Company to credit loss in the event of nonperformance by the counterparty. To reduce the concentration of exposure to any individual counterparty, the Company utilizes a diversified group of investment-grade rated counterparties, primarily financial institutions, for its derivative transactions. As of December 31, 2025, the Company had derivative positions with 10 counterparties. The Company monitors counterparty creditworthiness on an ongoing basis; however, it cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, the Company may be limited in its ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, the Company may not realize the benefit of some of its derivative instruments resulting from lower commodity prices.

APA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Derivative Instruments
Commodity Derivative Instruments
As of December 31, 2025, the Company had the following open natural gas financial basis swap contracts:

		Basis Swap Purchased		Basis Swap Sold
Production Period	Settlement Index	MMBtu (in 000’s)	Weighted Average Price Differential	MMBtu (in 000’s)	Weighted Average Price Differential
January—December 2026	NYMEX Henry Hub/IF Waha	89,425	$(1.96)	—	—
Foreign Currency Derivative Instruments
Subsequent to December 31, 2025, the Company entered into foreign currency costless collar contracts in GBP/USD for £12 million per each calendar month for March through December 2026, with a weighted average floor and ceiling price of $1.32 and $1.40, respectively.
Fair Value Measurements
The following table presents the Company’s derivative assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Price in Active Markets (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Netting(1)	Carrying Amount

	(In millions)
December 31, 2025
Liabilities:
Commodity derivative instruments	$—	$77	$—	$77	$—	$77
December 31, 2024
Liabilities:
Contingent consideration arrangements	$—	$18	$—	$18	$—	$18
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

	For the Year Ended December 31,
	2025	2024

	(In millions)
Current Liabilities: Other current liabilities	$77	$—
Deferred Credits and Other Noncurrent Liabilities: Other	$—	$18
Total derivative liabilities	$77	$18

APA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Derivative Activity Recorded in the Statement of Consolidated Operations
The following table summarizes the effect of derivative instruments on the Company’s statement of consolidated operations:

	For the Year Ended December 31,
	2025	2024	2023

	(In millions)
Realized:
Commodity derivative instruments	$31	$2	$48
Contingent consideration arrangements	(7)	(4)	—
Realized gains (losses), net	24	(2)	48
Unrealized:
Commodity derivative instruments	(77)	(6)	51
Contingent consideration arrangements	—	(2)	—
Unrealized gains (losses), net	(77)	(8)	51
Derivative instrument gains (losses), net	$(53)	$(10)	$99
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
5.    OTHER CURRENT ASSETS
The following table provides detail of the Company’s other current assets as of December 31:

	2025	2024

	(In millions)
Inventories	$351	$425
Drilling advances	93	184
Current decommissioning security for sold Gulf of America assets	19	157
Prepaid assets and other	80	54
Total Other current assets	$543	$820
6.    OTHER CURRENT LIABILITIES
The following table provides detail of the Company’s other current liabilities as of December 31:

	2025	2024

	(In millions)
Accrued operating expenses	$129	$204
Accrued exploration and development	289	460
Accrued compensation and benefits	265	223
Accrued interest	88	93
Accrued income taxes	112	221
Current asset retirement obligation	181	103
Current operating lease liability	97	118
Current decommissioning contingency for sold Gulf of America properties	99	88
Other	227	168
Total Other current liabilities	$1,487	$1,678

APA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
7.    ASSET RETIREMENT OBLIGATION
The following table describes changes to the Company’s asset retirement obligation (ARO) liability for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31,
	2025	2024

	(In millions)
Asset retirement obligation at beginning of the year	$2,694	$2,438
Liabilities incurred	23	15
Liabilities acquired	—	136
Liabilities divested	(8)	(272)
Liabilities settled	(100)	(70)
Accretion expense	158	148
Revisions in estimated liabilities	113	299
Asset retirement obligation at end of the year	2,880	2,694
Less current portion	(181)	(103)
Asset retirement obligation, long-term	$2,699	$2,591
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
During 2025 and 2024, the Company recorded $23 million and $15 million, respectively, in abandonment liabilities resulting from the Company’s exploration and development capital program. Liabilities settled primarily relate to individual properties, platforms, and facilities plugged and abandoned during the period. During 2025 and 2024, net abandonment costs were revised upward by approximately $113 million and $299 million, respectively, primarily reflecting changes in estimates of timing and activity costs in the U.S. and North Sea, in addition to foreign currency exchange rates on service costs.

APA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
8.    DEBT AND FINANCING COSTS
Overview
The debt of APA and Apache is senior unsecured debt and has equal priority with respect to the payment of both principal and interest.
The Company records gains and losses on extinguishment of debt in “Financing costs, net” in the Company’s statement of consolidated operations.
The following table presents the carrying value of the Company’s debt as of December 31, 2025 and 2024:

	December 31,
	2025	2024

	(In millions)
4.625% notes due 2025	$—	$51
7.70% notes due 2026(1)(3)	79	78
7.95% notes due 2026(1)(3)	132	132
4.875% notes due 2027(1)(2)	108	108
4.375% notes due 2028(1)(2)	315	325
7.75% notes due 2029(1)(3)(4)	232	235
4.250% notes due 2030(1)(2)	475	516
6.10% notes due 2035(2)	350	—
6.000% notes due 2037(1)(2)	433	443
5.100% notes due 2040(1)(2)	763	1,333
5.250% notes due 2042(1)(2)	244	399
4.750% notes due 2043(1)(2)	217	428
4.250% notes due 2044(1)(2)	100	211
7.375% debentures due 2047(1)(3)	150	150
5.350% notes due 2049(1)(2)	374	387
6.75% notes due 2055(2)	500	—
7.625% debentures due 2096(1)(3)	39	39
Notes and debentures before unamortized discount and debt issuance costs(5)(6)	4,511	4,835
Commercial paper	—	323
Term loan facility	—	900
Syndicated credit facilities(7)	—	10
Apache finance lease obligations	28	30
Unamortized discount	(23)	(25)
Debt issuance costs	(23)	(29)
Total debt	4,493	6,044
Current maturities	(213)	(53)
Long-term debt	$4,280	$5,991
(1)This series of indenture debt includes series separately issued by APA and by Apache (see “APA Exchange and Tender Offers for Apache Indenture Debt” in this Note 8 below). The indicated amount as of December 31, 2025 is an aggregate amount for APA and Apache debt of this series. The indicated amount as of December 31, 2024 is solely Apache debt of this series; there was no APA indenture debt outstanding on December 31, 2024.
(2)These notes are redeemable, in whole or in part, at the issuer’s option, subject to a make-whole premium.
(3)These notes and debentures are not redeemable, except that the 7.75% notes due 2029 for which Apache is obligated are redeemable in whole for principal and accrued interest in the event of certain Canadian tax law changes.
(4)Outstanding 7.75% notes due 2029 for which Apache is obligated were assumed by Apache in August 2017 as permitted by terms of such notes originally issued by a subsidiary and guaranteed by Apache.
(5)The aggregate amount as of December 31, 2025 is comprised of $3.6 billion for APA notes and debentures and $932 million for Apache notes and debentures. The aggregate amount as of December 31, 2024 is comprised solely of Apache indenture debt; there was no APA indenture debt on December 31, 2024.
(6)The fair values of the notes and debentures were $4.3 billion and $4.4 billion as of December 31, 2025 and 2024, respectively. The Company uses a market approach to determine the fair value of its notes and debentures using estimates provided by an independent investment financial data services firm (a Level 2 fair value measurement).
(7)The carrying amount of borrowings on credit facilities approximates fair value because the interest rates are variable and reflective of market rates.

APA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Maturities for the Company’s notes and debentures excluding discount and debt issuance costs as of December 31, 2025 are as follows:

(In millions)
2026	$211
2027	108
2028	315
2029	232
2030	475
Thereafter	3,170
Notes and debentures, excluding discounts and debt issuance costs	$4,511
Financing Costs, Net
The following table presents the components of the Company’s financing costs, net:

	For the Year Ended December 31,
	2025	2024	2023

	(In millions)
Interest expense	$323	$402	$351
Amortization of debt issuance costs	7	6	4
Capitalized interest	(45)	(29)	(24)
Gain on extinguishment of debt	(147)	—	(9)
Interest income	(25)	(12)	(10)
Financing costs, net	$113	$367	$312
Indenture Debt Activity
On August 20, 2025, Apache redeemed the outstanding $51 million principal amount of 4.625% Notes due 2025, at a redemption price equal to 100 percent of their principal amount, plus accrued and unpaid interest to the redemption date.
During 2025, the Company purchased in the open market and had canceled indebtedness issued under indentures of APA and Apache in an aggregate principal amount of $122 million for an aggregate purchase price of $112 million in cash, including accrued interest and broker fees, reflecting a discount to par of an aggregate $13 million. The Company recognized a $12 million gain on these repurchases. The repurchases were partially financed by APA’s borrowing under the Company’s commercial paper program. Refer to discussion of APA exchange and tender offers for Apache indenture debt below for further details regarding the gain on extinguishment of debt during the quarter ended March 31, 2025.
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
The indentures under which APA has issued senior notes and debentures restrict it from issuing or guaranteeing certain secured indebtedness, consolidating with or merging into another person, and transferring or leasing its properties and assets as an entirety or substantially as an entirety to any person. Indentures of APA and Apache do not contain prepayment obligations in the event of a decline in credit ratings. In connection with the transactions summarized below under “APA Exchange and Tender Offers for Apache Indenture Debt”, Apache’s indentures were amended on January 10, 2025 to remove certain restrictive and reporting covenants, except those applicable to certain notes maturing in 2026 and 2027.

APA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
•APA entered into two registration rights agreements pursuant to which APA agreed to register under the Securities Act of 1933, as amended, the notes and debentures that APA issued in the exchange and tender offers and new notes offering (collectively, the Unregistered Notes). On September 18, 2025, APA settled registered exchange offers for the Unregistered Notes, issuing registered notes and debentures in the same aggregate principal amount as the Unregistered Notes accepted for exchange and canceled and otherwise on terms substantially identical in all material respects to the applicable series of Unregistered Notes. Of the $3.6 billion aggregate principal amount of Unregistered Notes covered by the registered exchange offers, 99 percent was exchanged for registered notes and debentures, and the remaining Unregistered Notes remained outstanding.
Unsecured 2025 Committed Bank Credit Facilities
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

APA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
The 2025 Agreements replaced on substantially the same terms two syndicated credit agreements that the Company entered in April 2022, one of which was denominated in US dollars with aggregate commitments of US$1.8 billion (the 2022 USD Agreement) and second of which was denominated in pounds sterling with aggregate commitments of £1.5 billion (the 2022 GBP Agreement). On January 15, 2025, the Company terminated commitments under both the 2022 USD Agreement and 2022 GBP Agreement in connection with entry into the 2025 Agreements.
As of December 31, 2025, there were no borrowings or letters of credit outstanding under the 2025 USD Agreement and no borrowings and an aggregate £1.0 million in letters of credit outstanding under the 2025 GBP Agreement. As of December 31, 2024, there were $10 million of borrowings and no letters of credit outstanding under the 2022 USD Agreement and no borrowings and an aggregate £303 million in letters of credit outstanding under the 2022 GBP Agreement.
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
Margins and facility fees are at varying rates per annum determined by reference to the senior, unsecured, non-credit enhanced, long-term indebtedness for borrowed money of APA (Long-Term Debt Rating). The current Base Rate Margin is 0.30%, the Applicable Margin is 1.30%, and the facility fee is 0.20%.
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

APA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The Company was in compliance with the terms of the 2025 Agreements as of December 31, 2025.
Uncommitted Lines of Credit
Each of the Company and Apache, from time to time, has and uses uncommitted credit and letter of credit facilities for working capital and credit support purposes. As of December 31, 2025 and 2024, there were no outstanding borrowings under these facilities. As of December 31, 2025, there were £901 million and $10 million in letters of credit outstanding under these facilities. As of December 31, 2024, there were £640 million and $11 million in letters of credit outstanding under these facilities.
Commercial Paper Program
The Company has a commercial paper program under which it from time to time may issue in private placements exempt from registration under the Securities Act short-term unsecured promissory notes (CP Notes) up to a maximum aggregate face amount of $2.0 billion outstanding at any time. The program was established in December 2023, and the maximum aggregate face amount of CP Notes issuable thereunder was increased to $2.0 billion from $1.8 billion on June 20, 2025. The maturities of CP Notes may vary but may not exceed 397 days from the date of issuance. Outstanding CP Notes are supported by available borrowing capacity under the Company’s committed revolving credit facilities for general corporate purposes, which as of December 31, 2025, included the $2.0 billion 2025 USD Agreement.
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
As of December 31, 2025, the Company had no CP Notes outstanding. As of December 31, 2024, the Company had $323 million in aggregate face amount of CP Notes outstanding, which was classified as long-term debt.
Unsecured Committed Term Loan Facility
On January 30, 2024, APA entered into a syndicated credit agreement providing for committed senior unsecured delayed-draw term loans to APA, the proceeds of which could be used to refinance certain indebtedness of Callon.
On April 1, 2024, APA acquired Callon and borrowed $1.5 billion under this credit agreement maturing April 1, 2027, of which $900 million remained outstanding as of December 31, 2024. APA fully prepaid this credit agreement on March 10, 2025. The repayment was partially financed with borrowings under APA’s 2025 USD Agreement and commercial paper program.
9. INCOME TAXES
Net income before income taxes was composed of the following:

	For the Year Ended December 31,
	2025	2024	2023

	(In millions)
U.S.	$1,488	$705	$627
Foreign	1,303	830	2,256
Total	$2,791	$1,535	$2,883

APA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The total income tax provision (benefit) consisted of the following:

	For the Year Ended December 31,
	2025	2024	2023

	(In millions)
Current income taxes:
Federal	$(104)	$76	$2
State	(1)	2	6
Foreign	844	1,075	1,330
	739	1,153	1,338
Deferred income taxes:
Federal	384	(96)	(1,708)
State	41	3	(32)
Foreign	(65)	(643)	78
	360	(736)	(1,662)
Total	$1,099	$417	$(324)

APA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The total income tax provision differs from the amounts computed by applying the U.S. statutory income tax rate to income (loss) before income taxes. A reconciliation of the tax on the Company’s net income before income taxes and total income tax provision (benefit) is shown below:

	For the Year Ended December 31,
	2025		2024		2023

	Amount	% of Income Before Income Taxes	Amount	% of Income Before Income Taxes	Amount	% of Income Before Income Taxes
	(In millions)
U.S. federal statutory tax rate	$586	21.0%	$322	21.0%	$605	21.0%
State and local income taxes, net of federal income tax effect(1)	31	1.1%	2	0.1%	(23)	(0.8)%
Foreign tax effects:
Egypt:
Statutory tax rate difference between Egypt and U.S.	277	9.9%	334	21.8%	366	12.7%
Concessions on production-sharing contracts	75	2.8%	77	5.0%	65	2.3%
U.K.:
Statutory tax rate difference between U.K. and U.S.	4	0.1%	(376)	(24.5)%	283	9.8%
Enacted changes in tax law	78	2.8%	—	—%	174	6.0%
Annual Energy Profits Levy deferred adjustment	30	1.1%	200	13.0%	78	2.7%
Accretion expense	44	1.6%	37	2.4%	27	0.9%
Financing activities	(43)	(1.5)%	(46)	(3.0)%	(39)	(1.3)%
Changes in valuation allowances	23	0.8%	—	—%	—	—%
Other	—	—%	5	0.3%	(40)	(1.4)%
Suriname:
Statutory tax rate difference between Suriname and U.S.	(5)	(0.2)%	(13)	(0.8)%	(8)	(0.3)%
Changes in valuation allowances	(8)	(0.3)%	18	1.2%	10	0.4%
Other	20	0.7%	13	0.8%	9	0.3%
Other foreign jurisdictions	10	0.4%	9	0.6%	9	0.3%
Cross-border tax laws	1	—%	1	0.1%	1	—%
Tax credits:
Corporate alternative minimum tax credit	71	2.5%	(74)	(4.8)%	—	—%
Other tax credits	(1)	—%	(3)	(0.2)%	—	—%
Foreign tax credits	269	9.6%	—	—%	—	—%
Changes in valuation allowances	(273)	(9.8)%	—	—%	(1,852)	(64.2)%
Non-taxable or non-deductible items:
Stock compensation	1	—%	17	1.1%	(2)	(0.1)%
Legal reserves	—	—%	14	0.9%	—	—%
Transaction costs	—	—%	5	0.3%	—	—%
U.S tax basis of investment in U.K.	—	—%	(214)	(13.9)%	—	—%
Other	(1)	—%	10	0.7%	8	0.3%
Changes in unrecognized tax benefits	(16)	(0.6)%	2	0.1%	5	0.2%
Other adjustments:
Corporate alternative minimum tax	(71)	(2.5)%	74	4.8%	—	—%
Other adjustments	(3)	(0.1)%	3	0.2%	—	—%
Total income tax provision (benefit)	$1,099	39.4%	$417	27.2%	$(324)	(11.2)%
(1)Taxes in Texas and New Mexico represented greater than 50 percent of the total state and local income tax effect.

APA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The net deferred income tax asset reflects the net tax impact of temporary differences between the asset and liability amounts carried on the balance sheet under GAAP and amounts utilized for income tax purposes. The net deferred income tax asset consisted of the following as of December 31:

	2025	2024

	(In millions)
Deferred tax assets:
U.S. and state net operating losses	$2,298	$2,487
Capital losses	13	14
Foreign net operating losses	76	55
Tax credits and other tax incentives	36	105
Foreign tax credits	1,935	2,204
Accrued expenses and liabilities	96	76
Asset retirement obligation	1,021	952
Property and equipment	16	45
Equity investments	1	1
Net interest expense limitation	130	287
Lease liability	93	114
Decommissioning contingency for sold Gulf of America properties	200	232
Other	51	—
Total deferred tax assets	5,966	6,572
Valuation allowance	(2,401)	(2,623)
Net deferred tax assets	3,565	3,949
Deferred tax liabilities:
Property and equipment	1,108	1,060
Right-of-use asset	87	111
Decommissioning security for sold Gulf of America properties	9	40
Other	33	49
Total deferred tax liabilities	1,237	1,260
Net deferred income tax asset	$2,328	$2,689
Net deferred tax assets and liabilities are included in the consolidated balance sheet as of December 31 as follows:

	2025	2024

	(In millions)
Assets:
Other assets
Deferred tax asset	$2,328	$2,703
Liabilities:
Deferred credits and other noncurrent liabilities
Deferred tax liability	—	14
Net deferred income tax asset	$2,328	$2,689
On April 1, 2024, the Company completed its acquisition of Callon in an all-stock transaction. The Company’s deferred tax asset increased by approximately $565 million as part of the assets assumed through the Callon acquisition. Refer to Note 2— Acquisitions and Divestitures for further detail.
On January 10, 2023, Finance Act 2023 was enacted, receiving Royal Assent, and included amendments to the Energy (Oil and Gas) Profits Levy Act of 2022 (the Energy Profits Levy), increasing the levy from a 25 percent rate to a 35 percent rate, effective for the period of January 1, 2023 through March 31, 2028. On March 20, 2025, Finance Act 2025 was enacted, receiving Royal Assent, and included further amendments to the Energy Profits Levy, increasing the levy from a 35 percent rate to a 38 percent rate, among other changes, effective for the period of November 1, 2024 through March 31, 2030. Under U.S. GAAP, the financial statement impact of new legislation is recorded in the period of enactment. As a result, the Company recorded tax expense of $78 million and $174 million related to the change in tax law in 2025 and 2023, respectively.

APA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022 (IRA). The IRA includes a new 15 percent corporate alternative minimum tax (CAMT) on applicable corporations with an average annual adjusted financial statement income that exceeds $1.0 billion for any three consecutive years preceding the tax year at issue. The CAMT is effective for tax years beginning after December 31, 2022. The Company became an applicable corporation subject to CAMT beginning on January 1, 2024. On September 12, 2024, the U.S. Department of Treasury and the Internal Revenue Service released proposed regulations relating to the application and implementation of CAMT. In 2025, the Company recorded a current tax benefit of $71 million related to the 2024 return-to-accrual adjustment, with an offsetting deferred tax expense of the same amount for the change in CAMT credits.
On July 4, 2025, the U.S. enacted the One Big Beautiful Bill Act of 2025 (OBBBA). Among other changes, the OBBBA expanded and made permanent 100 percent bonus depreciation for eligible assets acquired and placed in service after January 19, 2025, and aligned the treatment of intangible drilling costs for CAMT purposes with regular tax treatment starting in 2026. OBBBA did not have a material impact on total tax expense for the year ended December 31, 2025, as impacts to current tax expense are offset by impacts to deferred tax expense. In 2025, the law change resulted in a current tax benefit of $42 million fully offset by a deferred tax expense of the same amount.
On September 30, 2025, the Internal Revenue Service issued further interim guidance on CAMT. Among other changes, the guidance provided for a reduction to CAMT related to net operating loss utilization for regular federal income tax purposes. This guidance did not have a material impact on total tax expense for the year ended December 31, 2025, as impacts to current tax expense are offset by impacts to deferred tax expense. In 2025, the guidance resulted in a current tax benefit of $72 million, fully offset by a deferred tax expense of the same amount.
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

APA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
In 2025, 2024, and 2023, the Company’s valuation allowance decreased by $222 million, $7 million and $2.3 billion, respectively, as detailed in the table below:

	2025	2024	2023

	(In millions)
Balance at beginning of year	$2,623	$2,630	$4,918
State(1)	33	(51)	(63)
U.S.	(270)	26	(2,235)
Foreign	15	18	10
Balance at end of year	$2,401	$2,623	$2,630
(1)Reported as a component of state income taxes.
On December 31, 2025, the Company had net operating losses as follows:

	Amount	Expiration
	(In millions)
U.S.	$9,463	2029 - Indefinite
State	6,523	Various
Foreign	211	2026 - Indefinite
The Company has a U.S. net operating loss carryforward of $9.5 billion, which includes $2.1 billion of net operating loss subject to annual limitation under Section 382 of the Internal Revenue Code (Code). Net operating losses generated in tax years beginning after 2017 are subject to an 80 percent taxable income limitation with indefinite carryover under the 2017 Tax Cuts and Jobs Act. The Company also has state net operating losses of $6.5 billion, foreign net operating losses of $211 million, and a net interest expense carryover of $607 million under Section 163(j) of the Code with indefinite carryover. The Company has recorded a valuation allowance against some of the U.S. net operating losses, the state net operating losses, the foreign net operating losses, and the U.S. capital loss because it is more likely than not that these net operating losses and the capital loss carryforward will not be realized. The Company believes it is more likely than not that the deferred tax assets related to the remaining U.S. net operating losses and the net interest expense carryover will be utilized prior to their expiration.
On December 31, 2025, the Company had foreign tax credits as follows:

	Amount	Expiration
	(In millions)
Foreign tax credits	$1,935	2026
The Company has a $1.9 billion U.S. foreign tax credit carryforward. The Company has recorded a valuation allowance against the U.S. foreign tax credits listed above because it is more likely than not that these attributes will expire unutilized.
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

	2025	2024	2023

	(In millions)
Balance at beginning of year	$89	$93	$89
Additions based on tax positions related to prior year	—	1	4
Reductions for tax positions of prior years	(25)	(5)	—
Balance at end of year	$64	$89	$93
The Company records interest and penalties related to unrecognized tax benefits as a component of income tax expense. Each quarter, the Company assesses the amounts provided for and, as a result, may increase or reduce the amount of interest and penalties. During the year ended December 31, 2025, the Company recorded an income tax benefit of $8.2 million for interest and penalties. In each of the years ended December 31, 2024 and 2023, the Company recorded tax expense of $2 million, respectively, for interest and penalties. At December 31, 2025, 2024, and 2023, the Company had an accrued liability for interest and penalties of nil, $9 million, and $7 million, respectively.

APA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Income taxes paid (net of refunds) for the year ended December 31, 2025 were as follows:

Amount
(In millions)
U.S. Federal	$92
U.S. State and Local	(15)

Foreign:
Egypt	650
U.K.	272
Foreign subtotal	922
Total	$999
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in various states and foreign jurisdictions. The Company’s uncertain tax positions are related to tax years that may be subject to examination by the relevant taxing authority. The Company’s earliest open tax years in its key jurisdictions are as follows:
Jurisdiction

U.S.	2014
Egypt	2007
U.K.	2022
10.    COMMITMENTS AND CONTINGENCIES
Legal Matters
The Company is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls, which also may include controls related to the potential impacts of climate change. As of December 31, 2025, the Company has an accrued liability of approximately $23 million for all legal contingencies that are deemed to be probable of occurring and can be reasonably estimated. The Company’s estimates are based on information known about the matters and its experience in contesting, litigating, and settling similar matters. Although actual amounts could differ from management’s estimate, none of the actions are believed by management to involve future amounts that would be material to the Company’s financial position, results of operations, or liquidity after consideration of recorded accruals. With respect to material matters for which the Company believes an unfavorable outcome is reasonably possible, the Company has disclosed the nature of the matter and a range of potential exposure, unless an estimate cannot be made at this time. It is management’s opinion that the loss for any other litigation matters and claims that are reasonably possible to occur will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
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

APA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Delaware Litigation
On September 10, 2020, the State of Delaware filed suit, individually and on behalf of the people of the State of Delaware, against over 25 oil and gas companies alleging damages as a result of global warming. Plaintiffs seek unspecified damages and abatement under various tort theories. The Company is vigorously defending the suit.
Kulp Minerals Lawsuit
On or about April 7, 2023, Apache was sued in a purported class action in New Mexico styled Kulp Minerals LLC v. Apache Corporation, Case No. D-506-CV-2023-00352 in the Fifth Judicial District. The Kulp Minerals case was not certified and sought to represent a group of owners allegedly owed statutory interest under New Mexico law as a result of purported late oil and gas payments. On December 5, 2025, the plaintiff voluntarily dismissed the case with prejudice.
Environmental Matters
As of December 31, 2025, the Company had an undiscounted reserve for environmental remediation of approximately $2 million.
The Company is not aware of any environmental claims existing as of December 31, 2025, that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity. There can be no assurance, however, that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered on the Company’s properties.
Potential Decommissioning Obligations on Sold Properties
In 2013, Apache sold its Gulf of America (GOA) Shelf operations and properties and its GOA operating subsidiary, GOM Shelf LLC (GOM Shelf) to Fieldwood Energy LLC (Fieldwood). Fieldwood assumed the obligation to decommission the properties held by GOM Shelf and the properties acquired from Apache and its other subsidiaries (collectively, the Legacy GOA Assets). On February 14, 2018, Fieldwood filed for (and subsequently emerged from) Chapter 11 bankruptcy protection. On August 3, 2020, Fieldwood filed for (and subsequently emerged from) Chapter 11 bankruptcy protection for a second time. Upon emergence from this second bankruptcy, the Legacy GOA Assets were separated into a standalone company, which was subsequently merged into GOM Shelf. Under GOM Shelf’s limited liability company agreement, the proceeds of production of the Legacy GOA Assets are to be used to fund the operation of GOM Shelf and the decommissioning of Legacy GOA Assets. The decommissioning obligations for the Legacy GOA Assets are partially secured by a trust account of which Apache is a beneficiary and which is funded by net profits interests (NPIs) depending on future oil prices. In addition, after such sources have been exhausted, Apache agreed upon resolution of GOM Shelf’s second bankruptcy to loan GOM Shelf up to $400 million to perform decommissioning, with such loans and related obligations secured by first and prior liens on the Legacy GOA Assets.
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
As of December 31, 2025, the Company recorded an asset of $40 million representing the remaining amount the Company expects to be reimbursed from remaining security related to these decommissioning costs. Of the total asset recorded as of December 31, 2025, $21 million is reflected under the caption “Decommissioning security for sold Gulf of America properties,” and $19 million is reflected under “Other current assets” in the Company’s consolidated balance sheet.

APA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
As of December 31, 2025, Apache estimates that its potential liability to fund the remaining decommissioning of Legacy GOA Assets and assets previously sold to other operators ranges from $0.9 billion to $1.2 billion on an undiscounted basis. Management does not believe any specific estimate within this range is a better estimate than any other. Accordingly, the Company recorded contingent liabilities in the amounts of $881 million and $1.0 billion as of December 31, 2025, and December 31, 2024, respectively. Of the total liability recorded as of December 31, 2025, $782 million is reflected under the caption “Decommissioning contingency for sold Gulf of America properties” and $99 million is reflected under “Other current liabilities” in the Company’s consolidated balance sheet. Changes in significant assumptions impacting Apache’s estimated liability, including expected well decommissioning spread rates, derrick barge rates, planned abandonment logistics, and future cash flows of GOM Shelf, could result in a liability in excess of the amount accrued.
The Company recognized $60 million of gains on previously sold Gulf of America properties during 2025 to reflect the net impact of decreased estimated decommissioning costs of Legacy GOA Assets which BSSE may order the Company to decommission. The Company recognized losses on previously sold Gulf of America properties of $273 million and 212 million during 2024 and 2023, respectively, in the Company’s statement of consolidated operations.
Leases and Contractual Obligations
The Company determines if an arrangement is an operating or finance lease at the inception of each contract. If the contract is classified as an operating lease, the Company records a Right-of-Use (ROU) asset and corresponding liability reflecting the total remaining present value of fixed lease payments over the expected term of the lease agreement. The expected term of the lease may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. If the Company’s lease does not provide an implicit rate in the contract, the Company uses its incremental borrowing rate when calculating the present value. In the normal course of business, the Company enters into various lease agreements for real estate, drilling rigs, vessels, aircrafts, and equipment related to its exploration and development activities, which are typically classified as operating leases under the provisions of the standard. ROU assets are reflected within “Deferred charges and other assets” on the Company’s consolidated balance sheet, and the associated operating lease liabilities are reflected within “Other current liabilities” and “Other” within “Deferred Credits and Other Noncurrent Liabilities,” as applicable.
Operating lease expense associated with ROU assets is recognized on a straight-line basis over the lease term. Lease expense is reflected on the statement of consolidated operations commensurate with the leased activities and nature of the services performed. Gross fixed operating lease expense, inclusive of amounts billable to partners and other working interest owners, was $148 million, $170 million, and $168 million for the years ended 2025, 2024, and 2023, respectively. As allowed under the standard, the Company accounts for non-lease and lease components as a single lease component for all asset classes and has elected to exclude short-term leases (those with terms of 12 months or less) from the balance sheet presentation. Costs incurred for short-term leases were $69 million, $85 million, and $71 million in 2025, 2024, and 2023, respectively. In 2025 and 2024, these costs primarily related to short term drilling rigs in the U.S. and decommissioning work in the Gulf of America. In 2023 these costs primarily related to decommissioning work in the Gulf of America.
Finance lease assets are included in “Property and Equipment” on the consolidated balance sheet, and the associated finance lease liabilities are reflected within “Current debt” and “Long-term debt,” as applicable. Depreciation on the Company’s finance lease asset was $2 million in each of the years 2025, 2024, and 2023. Interest on the Company’s finance lease liability was $1 million in each of the years 2025, 2024, and 2023.
The following table represents the Company’s weighted average lease term and discount rate as of December 31, 2025:

	Operating Leases	Finance Lease
Weighted average remaining lease term	6.8 years	7.7 years
Weighted average discount rate	5.9%	4.4%

APA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
At December 31, 2025, contractual obligations for long-term operating leases, finance leases, and purchase obligations are as follows:

Net Minimum Commitments(1)	Operating Leases(2)	Finance Lease(3)	Purchase Obligations(4)

	(In millions)
2026	$103	$4	$243
2027	70	4	214
2028	53	4	182
2029	41	4	156
2030	25	4	119
Thereafter	136	14	57
Total future minimum payments	428	34	$971
Less: imputed interest	(111)	(6)	N/A
Total lease liabilities	317	28	N/A
Current portion	97	3	N/A
Non-current portion	$220	$25	N/A
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
(4)Amounts represent any agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. These include minimum commitments associated with take-or-pay contracts, NGL processing agreements, drilling work program commitments, and agreements to secure capacity rights on third-party pipelines. Amounts exclude certain product purchase obligations related to marketing and trading activities for which there are no minimum purchase requirements or the amounts are not fixed or determinable. Total costs incurred under take-or-pay and throughput obligations were $263 million, $245 million, and $182 million in 2025, 2024, and 2023, respectively.
The lease liability reflected in the table above represents the Company’s fixed minimum payments that are settled in accordance with the lease terms. Actual lease payments during the period may also include variable lease components such as common area maintenance, usage-based sales taxes and rate differentials, or other similar costs that are not determinable at the inception of the lease. Gross variable lease payments, inclusive of amounts billable to partners and other working interest owners were $52 million, $48 million, and $74 million in 2025, 2024, and 2023, respectively.
11.    RETIREMENT AND DEFERRED COMPENSATION PLANS
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
The aggregate annual cost to the Company of all U.S. and international savings plans, the money purchase retirement plan, non-qualified retirement savings plan, and non-qualified restorative retirement savings plan was $44 million, $46 million, and $44 million for 2025, 2024, and 2023, respectively.

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
The following tables set forth the benefit obligation, fair value of plan assets and funded status as of December 31, 2025, 2024, and 2023, and the underlying weighted average actuarial assumptions used for the U.K. Pension Plan and U.S. postretirement benefit plan. The Company uses a measurement date of December 31 for its pension and postretirement benefit plans.

	2025		2024		2023
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits

	(In millions)
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$107	$15	$118	$15	$108	$15
Service cost	1	1	1	1	1	1
Interest cost	6	1	6	1	5	1
Foreign currency exchange rates	8	—	(2)	—	6	—
Actuarial losses (gains)	(1)	(1)	(11)	—	3	—
Plan curtailments	—	—	—	(1)	—	—
Benefits paid	(6)	(2)	(5)	(2)	(5)	(3)
Retiree contributions	—	1	—	1	—	1
Projected benefit obligation at end of year	115	15	107	15	118	15
Change in Plan Assets
Fair value of plan assets at beginning of year	136	—	150	—	137	—
Actual return (loss) on plan assets	5	—	(8)	—	8	—
Foreign currency exchange rates	10	—	(3)	—	8	—
Employer contributions	2	1	2	1	2	1
Benefits paid	(6)	(2)	(5)	(2)	(5)	(3)
Retiree contributions	—	1	—	1	—	2
Fair value of plan assets at end of year	147	—	136	—	150	—
Funded status at end of year	$32	$(15)	$29	$(15)	$32	$(15)
Amounts recognized in Consolidated Balance Sheet
Current liability	$—	$(1)	$—	$(2)	$—	$(2)
Non-current asset (liability)	32	(14)	29	(13)	32	(13)
	$32	$(15)	$29	$(15)	$32	$(15)
Pre-tax Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
Accumulated gain (loss)	$(18)	$14	$(16)	$14	$(12)	$16

Weighted Average Assumptions used as of December 31
Discount rate	5.60%	5.18%	5.60%	5.49%	4.80%	5.00%
Salary increases	4.50%	N/A	4.70%	N/A	4.60%	N/A
Expected return on assets	5.60%	N/A	5.70%	N/A	4.80%	N/A
Healthcare cost trend
Initial	N/A	7.00%	N/A	6.50%	N/A	6.25%
Ultimate in 2035	N/A	5.25%	N/A	5.25%	N/A	5.25%

APA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
As of December 31, 2025, 2024, and 2023, the accumulated benefit obligation for the U.K. Pension Plan was $111 million, $102 million, and $112 million, respectively.
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

	Percentage of Plan Assets at Year-End
	2025	2024
Asset Category
Multi-asset credit	61%	62%
Nominal bonds	3%	4%
Inflation-linked bonds	36%	33%
Cash	—%	1%
Total	100%	100%
The plan’s assets do not include any direct ownership of equity or debt securities of the Company. The fair value of plan assets at December 31, 2025 and 2024 are based upon unadjusted quoted prices for identical instruments in active markets, which is a Level 1 fair value measurement. The following table presents the fair values of plan assets for each major asset category based on the nature and significant concentration of risks in plan assets as follows:

	December 31,
	2025	2024

	(In millions)
Asset Category
Multi-asset credit	90	84
Nominal bonds	3	6
Inflation-linked bonds	53	45
Cash	1	1
Total	$147	$136
The expected long-term rate of return on assets assumptions are derived relative to the yield on long-dated fixed-interest bonds issued by the U.K. government (gilts). For equities, outperformance relative to gilts is assumed to be 1.3 percent per year.

APA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following tables set forth the components of the net periodic cost and the underlying weighted average actuarial assumptions used for the pension and postretirement benefit plans as of December 31 as follows:

	2025		2024		2023
	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits

	(In millions)
Components of Net Periodic Benefit Cost
Service cost	$1	$1	$1	$1	$1	$1
Interest cost	6	1	6	1	5	1
Expected return on assets	(8)	—	(7)	—	(7)	—
Amortization of actuarial gain	—	(2)	—	(2)	—	(2)
Curtailment gain	—	—	—	(1)	—	—
Net periodic benefit cost	$(1)	$—	$—	$(1)	$(1)	$—
Weighted Average Assumptions Used to Determine Net Periodic Benefit Cost for the Years Ended December 31
Discount rate	5.60%	5.49%	4.80%	5.00%	5.00%	5.29%
Salary increases	4.70%	N/A	4.60%	N/A	4.70%	N/A
Expected return on assets	5.70%	N/A	4.80%	N/A	4.70%	N/A
Healthcare cost trend
Initial	N/A	6.50%	N/A	6.25%	N/A	6.50%
Ultimate in 2032	N/A	5.25%	N/A	5.25%	N/A	5.25%
The Company expects to contribute approximately $1 million to its pension plan and $1 million to its postretirement benefit plan in 2026. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Postretirement Benefits

	(In millions)
2026	$5	$1
2027	7	1
2028	7	1
2029	7	1
2030	7	1
Years 2031-2035	39	7

12.    CAPITAL STOCK
Common Stock Outstanding
The following table provides changes to the Company’s common shares outstanding for the years ended December 31, 2025, 2024, and 2023:

	For the Year Ended December 31,
	2025	2024	2023
Balance, beginning of year	365,397,149	303,575,901	311,559,149
Shares issued for stock-based compensation plans:
Treasury shares issued	—	—	2,016
Common shares issued	458,481	70,983,745	725,914
Treasury shares acquired	(12,890,984)	(9,162,497)	(8,711,178)
Balance, end of year	352,964,646	365,397,149	303,575,901

APA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Net Income per Common Share
The following table provides a reconciliation of the components of basic and diluted net income per common share for the years ended December 31, 2025, 2024, and 2023:

	2025			2024			2023
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share

	(In millions, except per share amounts)
Basic:
Income attributable to common stock	$1,434	359	$3.99	$804	353	$2.28	$2,855	308	$9.26
Effect of Dilutive Securities:
Stock compensation awards	$—	—	$—	$—	—	$(0.01)	$—	1	$(0.01)
Diluted:
Income attributable to common stock	$1,434	359	$3.99	$804	353	$2.27	$2,855	309	$9.25
The diluted EPS calculation excludes options and restricted shares that were anti-dilutive totaling 3.3 million, 2.0 million, and 1.9 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Stock Repurchase Program
During the fourth quarter of 2021, the Company’s Board of Directors authorized the purchase of 40 million shares of the Company’s common stock. During the third quarter of 2022, the Company's Board of Directors authorized the purchase of an additional 40 million shares of the Company's common stock.
During 2025, the Company repurchased 12.9 million shares at an average price of $21.73 per share, and as of December 31, 2025, the Company had remaining authorization to repurchase 21.9 million shares. During 2024, the Company repurchased 9.2 million shares at an average price of $26.83 per share. During 2023, the Company repurchased 8.7 million shares at an average price of $37.81 per share.
The Company is not obligated to acquire any additional shares. Shares may be purchased either in the open market or through privately held negotiated transactions.
Common Stock Dividend
For the years ended December 31, 2025, 2024, and 2023, the Company declared common stock dividends totaling $1.00 per share.
Stock Compensation Plans
The Company maintains several stock-based compensation plans, which include stock options, restricted stock, and conditional restricted stock unit plans.
On May 12, 2016, the Company’s shareholders approved the 2016 Omnibus Compensation Plan (the 2016 Plan), which is used to provide eligible employees with equity-based incentives by granting incentive stock options, non-qualified stock options, performance awards, restricted stock awards, restricted stock units, stock appreciation rights, cash awards, or any combination of the foregoing. As of December 31, 2025, 5.2 million shares were authorized and available for grant under the 2016 Plan. Previously approved plans remain in effect solely for the purpose of governing grants still outstanding that were issued prior to approval of the 2016 Plan. All new grants are issued from the 2016 Plan. In 2018, the Company began issuing cash-settled awards (phantom units) under the restricted stock and conditional restricted stock unit plans. The phantom units represent a hypothetical interest in the Company’s stock and, once vested, are settled in cash.

APA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Costs related to the plans are capitalized or expensed to “Lease operating expenses,” “Exploration,” or “General and administrative” in the Company’s statement of consolidated operations based on the nature of each employee’s activities. The following table summarizes the Company’s stock-settled and cash-settled compensation costs for the years ended December 31, 2025, 2024, and 2023:

	For the Year Ended December 31,
	2025	2024	2023

	(In millions)
Stock-settled and cash-settled compensation expensed:
Lease operating expenses	$26	$16	$27
Exploration	7	4	7
General and administrative	74	29	50
Total stock-settled and cash-settled compensation expensed	107	49	84
Stock-settled and cash-settled compensation capitalized	15	9	13
Total stock-settled and cash-settled compensation costs	$122	$58	$97
Stock Options
As of December 31, 2025, the Company had outstanding options to purchase shares of its common stock under the 2016 Plan and the 2011 Omnibus Equity Compensation Plan (the 2011 Plan and, with the 2016 Plan, the Omnibus Plans). The Omnibus Plans were submitted to and approved by the Company’s shareholders. New shares of common stock will be issued for employee stock option exercises. Under the Omnibus Plans, the exercise price of each option equals the closing price of APA’s common stock on the date of grant. Options granted become exercisable ratably over a three-year period and expire 10 years after granted.
During the year ended December 31, 2025, compensation costs related to stock options charged to expense and capitalized were $8 million and $1 million, respectively.
The following table summarizes stock option activity for the years ended December 31, 2025, 2024, and 2023:

	2025		2024		2023
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price

	(In thousands, except exercise price amounts)
Outstanding, beginning of year	1,416	$48.64	1,465	$48.48	2,078	$57.71
Granted	1,722	23.26	—	—	—	—
Exercised	—	—	—	—	(12)	42.38
Forfeited	(224)	22.86	—	—	—	—
Expired	(139)	48.47	(49)	43.91	(601)	80.53
Outstanding, end of year(1)	2,775	34.98	1,416	48.64	1,465	48.48
Expected to vest	1,427	23.33	—	—	—	—
Exercisable, end of year(1)(2)	1,348	47.30	1,416	48.64	1,465	48.48
(1)As of December 31, 2025, options exercisable had a weighted average remaining contractual life of 1.5 years and $97 thousand aggregate intrinsic value and options outstanding had a weighted average remaining contractual life of 5.4 years and $2 million aggregate intrinsic value.
(2)As of December 31, 2025, there was $6 million of total unrecognized compensation cost related to 1,426,518 unvested stock options.
During the year ended December 31, 2025, there were 1,721,990 options issued and no options exercised. During the year ended December 31, 2024, there were no options issued or exercised. During the year ended December 31, 2023, there were no options issued and 12,183 options exercised.
The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. Assumptions used in the valuation are disclosed in the following table. Expected volatilities are based on historical volatility of the Company’s common stock and other factors. The expected dividend yield is based on historical yields on the date of grant. The expected term of stock options granted represents the period of time that the stock options are expected to be outstanding and is derived from historical exercise behavior, current trends, and values derived from lattice-based models. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

APA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2025	2024	2023
Expected volatility	57.37%	N/A	N/A
Expected dividend yields	4.30%	N/A	N/A
Expected term (in years)	6	N/A	N/A
Risk-free rate	4.43%	N/A	N/A
Weighted-average grant-date fair value	$9.50	N/A	N/A
In January 2026, the Company issued 1,487,317 options to purchase shares of the Company’s common stock to eligible employees under the Omnibus Plans, at an average fair value of $9.75 per share. The total compensation cost of $15 million is estimated to be recognized over a three-year vesting period of these options.
Restricted Stock Units and Restricted Stock Phantom Units
The Company has restricted stock unit and restricted stock phantom unit plans for eligible employees, including officers. The value of the stock-settled restricted stock unit awards is established by the market price on the date of grant and is recorded as compensation expense ratably over the vesting terms. The restricted stock phantom unit awards represent a hypothetical interest in the Company’s common stock, and, once vested, are settled in cash. Compensation expense related to the cash-settled awards is recorded as a liability and remeasured at the end of each reporting period over the applicable vesting term.
For the years ended December 31, 2025, 2024, and 2023, compensation costs charged to expense for the restricted stock units and restricted stock phantom units were $46 million, $53 million, and $73 million, respectively. For the years ended December 31, 2025, 2024, and 2023, capitalized compensation costs for the restricted stock units and restricted stock phantom units were $10 million, $9 million, and $11 million, respectively.
The following table summarizes stock-settled restricted stock unit activity for the years ended December 31, 2025, 2024, and 2023:

	2025		2024		2023
	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value	Units	Weighted Average Grant-Date Fair Value

	(In thousands, except per share amounts)
Non-vested, beginning of year	1,415	$35.07	1,480	$30.69	1,885	$23.08
Granted	827	23.29	897	33.48	661	41.60
Assumed awards from Callon acquisition	—	—	1,498	35.43	—	—
Vested(3)	(797)	32.74	(2,295)	31.83	(975)	23.31
Forfeited	(282)	31.40	(165)	35.48	(69)	32.44
Expired	—	—	—	—	(22)	27.81
Non-vested, end of year(1)(2)	1,163	29.19	1,415	35.07	1,480	30.69
(1)As of December 31, 2025, there was $10 million of total unrecognized compensation cost related to 1,163,194 unvested stock-settled restricted stock units.
(2)As of December 31, 2025, the weighted-average remaining life of unvested stock-settled restricted stock units is approximately 0.8 years.
(3)The grant date fair values of the stock-settled awards vested during 2025, 2024, and 2023 were $26 million, $73 million, and $23 million, respectively.

APA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table summarizes cash-settled restricted stock phantom unit activity for the years ended December 31, 2025, 2024, and 2023:

	For the Year Ended December 31,
	2025	2024	2023

	(In thousands)
Non-vested, beginning of year	3,917	4,478	5,709
Granted(1)	2,302	2,369	1,972
Vested	(1,887)	(2,568)	(2,851)
Forfeited	(914)	(362)	(340)
Expired	—	—	(12)
Non-vested, end of year(2)	3,418	3,917	4,478
(1)Restricted stock phantom units granted during 2025, 2024, and 2023 included 2,301,540, 2,369,605, and 1,972,116 awards, respectively, based on the per-share market price of APA common stock.
(2)The outstanding liability for the unvested cash-settled restricted stock phantom units that had not been recognized as of December 31, 2025 was approximately $38 million.
In January 2026, the Company awarded 624,467 restricted stock units and 2,115,116 restricted stock phantom units based on APA’s weighted-average per-share market price of $23.88 under the 2016 Plan to eligible employees. Total compensation cost for the restricted stock units and the restricted stock phantom units, absent any forfeitures, is estimated to be $15 million and $51 million, respectively, and was calculated based on the per-share fair market value of a share of the Company’s common stock as of the grant date. Compensation cost will be recognized over a three-year vesting period for both plans. The restricted stock phantom units will be classified as a liability and remeasured at the end of each reporting period based on the change in fair value of one share of the Company’s common stock, a Level 1 fair value measurement.
Performance Program
To provide long-term incentives for the Company’s employees to deliver competitive shareholder returns, the Company makes annual grants of cash-settled conditional restricted stock phantom units to eligible employees. APA has a performance program for certain eligible employees with payout for a portion of the shares based upon measurement of total shareholder return (TSR) of APA common stock as compared to a designated peer group during a three-year performance period. Payout for the remaining portion of the shares is based on performance and financial objectives as defined in the plan. The overall results of the objectives are calculated at the end of the award’s stated performance period and, if a payout is warranted, applied to the target number of restricted stock units awarded. The performance shares will immediately vest 50 percent at the end of the three-year performance period, with the remaining 50 percent vesting at the end of the following year. Grants from the performance programs outstanding at December 31, 2025, are as described below:
•In January 2022, the Company’s Board of Directors approved the 2022 Performance Program, pursuant to the 2016 Plan. Eligible employees received the initial cash-settled conditional phantom units totaling 1,093,034 units. A total of 713,514 phantom units were outstanding as of December 31, 2025. The results for the performance period yielded a payout of 118 percent of target.
•In January 2023, the Company’s Board of Directors approved the 2023 Performance Program, pursuant to the 2016 Plan. Eligible employees received the initial cash-settled conditional phantom units totaling 822,200 units. The actual number of phantom units awarded will be between zero and 200 percent of target. A total of 636,488 phantom units were outstanding as of December 31, 2025. The results for the performance period yielded a payout of 120 percent of target.
•In January 2024, the Company’s Board of Directors approved the 2024 Performance Program, pursuant to the 2016 Plan. Eligible employees received the initial cash-settled conditional phantom units totaling 645,318 units. The actual number of phantom units awarded will be between zero and 200 percent of target. A total of 468,708 phantom units were outstanding as of December 31, 2025, from which a minimum of zero to a maximum of 937,416 units could be awarded. Eligible employees also received cash incentives as part of the 2024 Performance Program, which totaled $11 million as of December 31, 2025. The ultimate payout will range from zero to $22 million at the end of a three-year performance period.

APA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
•In January 2025, the Company’s Board of Directors approved the 2025 Performance Program, pursuant to the 2016 Plan. Eligible employees received the initial cash-settled conditional phantom units totaling 1,028,112 units. The actual number of phantom units awarded will be between zero and 200 percent of target. A total of 871,793 phantom units were outstanding as of December 31, 2025, from which a minimum of zero to a maximum of 1,743,586 units could be awarded. Eligible employees also received cash incentives as part of the 2025 Performance Program, which totaled $14 million as of December 31, 2025. The ultimate payout will range from zero to $28 million at the end of a three-year performance period.
Compensation costs related to the conditional cash-settled awards are recorded as a liability and remeasured at the end of each reporting period over the applicable vesting term. Compensation costs charged to expense under the cash-settled performance programs were expenses of $45 million and $2 million during 2025 and 2023, respectively and a net benefit of $13 million during 2024. Capitalized compensation costs under the cash-settled performance programs were expenses of approximately $3 million and $100 thousand during 2025 and 2023, respectively and a net benefit of approximately $1 million during 2024.
The following table summarizes cash-settled conditional restricted stock phantom unit activity for the years ended December 31, 2025, 2024, and 2023:

	For the Year Ended December 31,
	2025	2024	2023

	(In thousands)
Non-vested, beginning of year	3,972	4,629	4,835
Granted	1,605	834	1,536
Assumed awards from Callon acquisition	—	2,934	—
Vested	(2,066)	(4,222)	(1,593)
Forfeited	(353)	(203)	(99)
Expired	(242)	—	(50)
Non-vested, end of year(1)	2,916	3,972	4,629
(1)As of December 31, 2025, the outstanding liability for the unvested cash-settled conditional restricted stock phantom units that had not been recognized was approximately $14 million.
In January 2026, the Company’s Board of Directors approved the 2026 Performance Program, pursuant to the 2016 Plan. A portion of the award is based upon measurement of TSR similar to prior year awards, and the remaining portion of the award is based on performance and financial objectives as defined in the 2026 Performance Program. Eligible employees received conditional phantom units and cash incentives. The conditional phantom units totaled 904,442 units, with the ultimate units to be awarded ranging from zero to a maximum of 1,808,884 units. These phantom units represent a hypothetical interest in the Company’s common stock, and, once vested, are settled in cash. These phantom units will be classified as a liability and remeasured at the end of each reporting period based on the change in fair value of one share of the Company’s common stock, a Level 1 fair value measurement. The cash incentives totaled $14 million, with the ultimate payout ranging from zero to $28 million. Final payout of the awards will be determined at the end of a three-year performance period.
13.    ACCUMULATED OTHER COMPREHENSIVE INCOME
Components of accumulated other comprehensive income include the following:

	As of December 31,
	2025	2024	2023

	(In millions)
Pension and postretirement benefit plan (Note 11)	$10	$12	$15
Accumulated other comprehensive income	$10	$12	$15

APA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
14.    MAJOR CUSTOMERS
The Company is exposed to credit risk in the event of nonpayment by counterparties, a significant portion of which are concentrated in energy-related industries. The creditworthiness of customers and other counterparties is subject to continuing review, including the use of master netting agreements, where appropriate. During 2025, sales to EGPC in Egypt accounted for approximately 15 percent of the Company’s worldwide crude oil, natural gas, and NGLs revenues. During 2024 and 2023, sales to EGPC accounted for approximately 17 percent and 15 percent, respectively, of the Company’s worldwide crude oil, natural gas, and NGLs revenues.
Management does not believe that the loss of any single customer would have a material adverse effect on the results of operations.

APA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
15.    BUSINESS SEGMENT INFORMATION
As of December 31, 2025, the Company’s consolidated subsidiaries are engaged in exploration, development and/or production activities across four operating segments: Egypt, North Sea, Suriname, and the U.S. The Company’s business explores for, develops, and produces crude oil, natural gas, and natural gas liquids. The Company also has exploration interests in Uruguay, Alaska, and other international locations that may, over time, result in reportable discoveries and development opportunities.
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
Financial information for each segment is presented below:

	U.S.	Egypt(1)	North Sea	Intersegment Eliminations & Other(6)	Total(2)

	(In millions)
2025
Oil revenues	$3,010	$2,177	$622	$—	$5,809
Natural gas revenues	193	460	117	—	770
Natural gas liquids revenues	616	—	34	—	650
Oil, natural gas, and natural gas liquids production revenues	3,819	2,637	773	—	7,229
Purchased oil and gas sales	1,691	—	—	—	1,691
Realized gains on commodity derivative instruments	31	—	—	—	31
	5,541	2,637	773	—	8,951
Operating Expenses:
Lease operating expenses(5)	724	447	333	—	1,504
Gathering, processing, and transmission(5)	346	24	54	—	424
Purchased oil and gas costs(5)	1,070	—	—	—	1,070
Taxes other than income(5)	229	—	—	—	229
Exploration(4)	9	101	1	20	131
Depreciation, depletion, and amortization(5)	1,434	630	240	—	2,304
Asset retirement obligation accretion	41	—	117	—	158
Impairments	18	19	7	—	44
	3,871	1,221	752	20	5,864
Operating Income (Loss)	$1,670	$1,416	$21	$(20)	3,087
Other Income (Expense):
Gain on divestitures, net					301
Gains on previously sold Gulf of America properties					60
Realized losses on contingent consideration arrangements					(7)
Unrealized losses on commodity derivative instruments					(77)
Other					(8)
General and administrative					(350)
Transaction, reorganization, and separation					(102)
Financing costs, net					(113)
Income Before Income Taxes					$2,791

Total Assets(3)	$12,568	$3,055	$1,216	$922	$17,761
Net Property and Equipment	$9,019	$2,306	$570	$853	$12,748
Additions to Net Property and Equipment	$1,614	$747	$13	$299	$2,673

APA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	U.S.	Egypt(1)	North Sea	Intersegment Eliminations & Other(6)	Total(2)

	(In millions)
2024
Oil revenues	$3,572	$2,620	$774	$—	$6,966
Natural gas revenues	126	313	145	—	584
Natural gas liquids revenues	617	—	29	—	646
Oil, natural gas, and natural gas liquids production revenues	4,315	2,933	948	—	8,196
Purchased oil and gas sales	1,541	—	—	—	1,541
Realized gains on commodity derivative instruments	2	—	—	—	2
	5,858	2,933	948	—	9,739
Operating Expenses:
Lease operating expenses(5)	820	464	406	—	1,690
Gathering, processing, and transmission(5)	354	25	53	—	432
Purchased oil and gas costs(5)	1,047	—	—	—	1,047
Taxes other than income(5)	270	—	—	—	270
Exploration(4)	134	112	1	66	313
Depreciation, depletion, and amortization(5)	1,340	625	301	—	2,266
Asset retirement obligation accretion	42	—	106	—	148
Impairments	320	—	809	—	1,129
	4,327	1,226	1,676	66	7,295
Operating Income (Loss)	$1,531	$1,707	$(728)	$(66)	2,444
Other Income (Expense):
Gain on divestitures, net					289
Losses on previously sold Gulf of America properties					(273)
Realized losses on contingent consideration arrangements					(4)
Unrealized losses on commodity derivative instruments					(8)
Other					(6)
General and administrative					(372)
Transaction, reorganization, and separation					(168)
Financing costs, net					(367)
Income Before Income Taxes					$1,535

Total Assets(3)	$13,870	$3,606	$1,324	$590	$19,390
Net Property and Equipment	$9,109	$2,271	$712	$554	$12,646
Additions to Net Property and Equipment	$6,609	$765	$41	$84	$7,499

APA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	U.S.	Egypt(1)	North Sea	Intersegment Eliminations & Other(6)	Total(2)

	(In millions)
2023
Oil revenues	$2,241	$2,683	$1,073	$—	$5,997
Natural gas revenues	297	346	237	—	880
Natural gas liquids revenues	480	—	28	—	508
Oil, natural gas, and natural gas liquids production revenues	3,018	3,029	1,338	—	7,385
Purchased oil and gas sales	894	—	—	—	894
Realized gains on commodity derivative instruments	48	—	—	—	48
	3,960	3,029	1,338	—	8,327
Operating Expenses:
Lease operating expenses(5)	593	474	369	—	1,436
Gathering, processing, and transmission(5)	249	33	52	—	334
Purchased oil and gas costs(5)	742	—	—	—	742
Taxes other than income(5)	207	—	—	—	207
Exploration(4)	14	119	19	43	195
Depreciation, depletion, and amortization(5)	745	524	271	—	1,540
Asset retirement obligation accretion	40	—	76	—	116
Impairments	11	—	50	—	61
	2,601	1,150	837	43	4,631
Operating Income (Loss)	$1,359	$1,879	$501	$(43)	3,696
Other Income (Expense):
Gain on divestitures, net					8
Losses on previously sold Gulf of America properties					(212)
Unrealized gains on commodity derivative instruments					51
Other					18
General and administrative					(351)
Transaction, reorganization, and separation					(15)
Financing costs, net					(312)
Income Before Income Taxes					$2,883

Total Assets(3)	$9,221	$3,503	$1,970	$550	$15,244
Net Property and Equipment	$5,689	$2,209	$1,628	$512	$10,038
Additions to Net Property and Equipment	$1,255	$834	$131	$93	$2,313
(1)Includes oil and gas production revenue that will be paid as taxes by EGPC on behalf of the Company for the years ended December 31, 2025, 2024, and 2023 of:

	For the Year Ended December 31,
	2025	2024	2023

	(In millions)
Oil	$536	$686	$729
Natural gas	114	83	95
(2)Includes a noncontrolling interest in Egypt for all periods presented.
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
16.    SUPPLEMENTAL OIL AND GAS DISCLOSURES (Unaudited)
Oil and Gas Operations
The following table sets forth revenue and direct cost information relating to the Company’s oil and gas exploration and production activities. The Company has no long-term agreements to purchase oil or gas production from foreign governments or authorities.

	United States	Egypt(1)	North Sea	Other International	Total(1)

	(In millions, except per boe)
2025
Oil and gas production revenues	$3,819	$2,637	$773	$—	$7,229
Operating cost:
Depreciation, depletion, and amortization(2)	1,411	625	239	—	2,275
Asset retirement obligation accretion	41	—	117	—	158
Lease operating expenses	724	447	333	—	1,504
Gathering, processing, and transmission	346	24	54	—	424
Exploration expenses	9	101	1	20	131
Impairments related to oil and gas properties	—	18	—	—	18
Production taxes(3)	227	—	—	—	227
Income tax	234	640	23	—	897
	2,992	1,855	767	20	5,634
Results of operations	$827	$782	$6	$(20)	$1,595
2024
Oil and gas production revenues	$4,315	$2,933	$948	$—	$8,196
Operating cost:
Depreciation, depletion, and amortization(2)	1,314	621	300	—	2,235
Asset retirement obligation accretion	42	—	106	—	148
Lease operating expenses	820	464	406	—	1,690
Gathering, processing, and transmission	354	25	53	—	432
Exploration expenses	134	112	1	66	313
Impairments related to oil and gas properties	315	—	796	—	1,111
Production taxes(3)	268	—	—	—	268
Income tax	235	770	(536)	—	469
	3,482	1,992	1,126	66	6,666
Results of operations	$833	$941	$(178)	$(66)	$1,530
2023
Oil and gas production revenues	$3,018	$3,029	$1,338	$—	$7,385
Operating cost:
Depreciation, depletion, and amortization(2)	709	521	270	—	1,500
Asset retirement obligation accretion	40	—	76	—	116
Lease operating expenses	593	474	369	—	1,436
Gathering, processing, and transmission	249	33	52	—	334
Exploration expenses	14	119	19	43	195
Production taxes(3)	204	—	—	—	204
Income tax	254	828	414	—	1,496
	2,063	1,975	1,200	43	5,281
Results of operations	$955	$1,054	$138	$(43)	$2,104
(1)Includes a noncontrolling interest in Egypt.
(2)Reflects DD&A of capitalized costs of oil and gas properties and, therefore, does not agree with DD&A reflected on Note 16—Business Segment Information.
(3)Reflects only amounts directly related to oil and gas producing properties and, therefore, does not agree with taxes other than income reflected on Note 16—Business Segment Information.

APA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Costs Incurred in Oil and Gas Property Acquisitions, Exploration, and Development Activities

	United States	Egypt(2)	North Sea	Other International	Total(2)

	(In millions)
2025
Acquisitions	$23	$10	$—	$—	$33
Exploration	76	244	1	31	352
Development	1,558	530	96	288	2,472
Costs incurred(1)	$1,657	$784	$97	$319	$2,857
(1) Includes capitalized interest and asset retirement costs:
Capitalized interest	$6	$—	$—	$39	$45
Asset retirement costs	51	—	84	—	135
2024
Acquisitions(3)	$4,561	$3	$—	$—	$4,564
Exploration	150	227	1	61	439
Development	2,067	559	186	47	2,859
Costs incurred(1)	$6,778	$789	$187	$108	$7,862
(1) Includes capitalized interest and asset retirement costs:
Capitalized interest	$3	$—	$—	$26	$29
Asset retirement costs	171	—	145	—	316
2023
Acquisitions	$21	$4	$—	$—	$25
Exploration	31	226	44	131	432
Development	1,148	646	468	—	2,262
Costs incurred(1)	$1,200	$876	$512	$131	$2,719
(1) Includes capitalized interest, asset retirement costs, and Egypt modernization impacts as follows:
Capitalized interest	$—	$—	$—	$24	$24
Asset retirement costs	(4)	—	375	—	371
(2) Includes a noncontrolling interest in Egypt.
(3) Includes acquisitions of unproved properties of $955 million for the U.S. related to the Callon acquisition.

Capitalized Costs
The following table sets forth the capitalized costs and associated accumulated depreciation, depletion, and amortization relating to the Company’s oil and gas acquisition, exploration, and development activities:

	United States	Egypt(1)	North Sea	Other International	Total(1)

	(In millions)
2025
Proved properties	$19,690	$14,724	$9,757	$721	$44,892
Unproved properties	384	99	—	132	615
	20,074	14,823	9,757	853	45,507
Accumulated DD&A	(11,220)	(12,558)	(9,189)	—	(32,967)
	$8,854	$2,265	$568	$853	$12,540

2024
Proved properties	$19,246	$14,458	$9,661	$434	$43,799
Unproved properties	711	67	—	121	899
	19,957	14,525	9,661	555	44,698
Accumulated DD&A	(11,053)	(12,299)	(8,952)	—	(32,304)
	$8,904	$2,226	$709	$555	$12,394
(1)Includes a noncontrolling interest in Egypt.

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

	Crude Oil and Condensate
	United States	Egypt(1)	North Sea	Suriname	Total(1)

	(Thousands of barrels)
Proved developed reserves:
December 31, 2022	177,708	108,050	82,580	—	368,338
December 31, 2023	179,542	102,305	61,076	—	342,923
December 31, 2024	184,744	95,990	30,436	—	311,170
December 31, 2025	182,300	101,750	22,136	—	306,186
Proved undeveloped reserves:
December 31, 2022	22,239	8,557	2,873	—	33,669
December 31, 2023	30,948	5,254	—	—	36,202
December 31, 2024	107,283	7,621	—	73,637	188,541
December 31, 2025	121,079	7,578	—	73,789	202,446

Total proved reserves:
Balance December 31, 2022	199,947	116,607	85,453	—	402,007
Extensions, discoveries and other additions	43,613	12,979	301	—	56,893
Purchases of minerals in-place	20	—	—	—	20
Revisions of previous estimates	(3,520)	10,505	(12,002)	—	(5,017)
Production	(28,795)	(32,532)	(12,676)	—	(74,003)
Sales of minerals in-place	(775)	—	—	—	(775)
Balance December 31, 2023	210,490	107,559	61,076	—	379,125
Extensions, discoveries and other additions	100,778	18,115	—	73,637	192,530
Purchases of minerals in-place	124,112	—	—	—	124,112
Revisions of previous estimates	(9,642)	10,521	(21,000)	—	(20,121)
Production	(47,043)	(32,584)	(9,640)	—	(89,267)
Sales of minerals in-place	(86,668)	—	—	—	(86,668)
Balance December 31, 2024	292,027	103,611	30,436	73,637	499,711
Extensions, discoveries and other additions	39,804	17,646	—	—	57,450
Revisions of previous estimates	24,942	20,088	528	152	45,710
Production	(45,817)	(32,017)	(8,828)	—	(86,662)
Sales of minerals in-place	(7,577)	—	—	—	(7,577)
Balance December 31, 2025	303,379	109,328	22,136	73,789	508,632
(1)Includes proved reserves of 36 MMbbls, 35 MMbbls, 36 MMbbls, and 39 MMbbls as of December 31, 2025, 2024, 2023, and 2022, respectively, attributable to a noncontrolling interest in Egypt.

APA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Natural Gas Liquids
	United States	North Sea	Total(1)

	(Thousands of barrels)
Proved developed reserves:
December 31, 2022	158,745	2,230	160,975
December 31, 2023	153,486	1,460	154,946
December 31, 2024	153,523	744	154,267
December 31, 2025	180,690	899	181,589
Proved undeveloped reserves:
December 31, 2022	19,004	76	19,080
December 31, 2023	18,401	—	18,401
December 31, 2024	54,674	—	54,674
December 31, 2025	58,438	—	58,438

Total proved reserves:
Balance December 31, 2022	177,749	2,306	180,055
Extensions, discoveries and other additions	25,711	371	26,082
Purchases of minerals in-place	21	—	21
Revisions of previous estimates	(8,568)	(764)	(9,332)
Production	(22,993)	(453)	(23,446)
Sales of minerals in-place	(33)	—	(33)
Balance December 31, 2023	171,887	1,460	173,347
Extensions, discoveries and other additions	62,988	—	62,988
Purchases of minerals in-place	51,406	—	51,406
Revisions of previous estimates	(20,167)	(277)	(20,444)
Production	(27,039)	(439)	(27,478)
Sales of minerals in-place	(30,878)	—	(30,878)
Balance December 31, 2024	208,197	744	208,941
Extensions, discoveries and other additions	16,232	—	16,232
Revisions of previous estimates	47,852	614	48,466
Production	(27,836)	(459)	(28,295)
Sales of minerals in-place	(5,317)	—	(5,317)
Balance December 31, 2025	239,128	899	240,027

APA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Natural Gas
	United States	Egypt(1)	North Sea	Total(1)

	(Millions of cubic feet)
Proved developed reserves:
December 31, 2022	1,166,218	399,502	66,292	1,632,012
December 31, 2023	1,003,956	377,144	46,839	1,427,939
December 31, 2024	866,460	332,905	28,028	1,227,393
December 31, 2025	1,095,395	371,335	12,741	1,479,471
Proved undeveloped reserves:
December 31, 2022	210,862	1,068	2,304	214,234
December 31, 2023	99,495	2,612	—	102,107
December 31, 2024	307,775	27,499	—	335,274
December 31, 2025	338,100	27,780	—	365,880

Total proved reserves:
Balance December 31, 2022	1,377,080	400,570	68,596	1,846,246
Extensions, discoveries and other additions	158,118	14,188	3,335	175,641
Purchases of minerals in-place	136	—	—	136
Revisions of previous estimates	(266,664)	83,907	(6,739)	(189,496)
Production	(165,083)	(118,909)	(18,353)	(302,345)
Sales of minerals in-place	(136)	—	—	(136)
Balance December 31, 2023	1,103,451	379,756	46,839	1,530,046
Extensions, discoveries and other additions	354,267	60,366	—	414,633
Purchases of minerals in-place	279,615	—	—	279,615
Revisions of previous estimates	(224,118)	26,792	(4,176)	(201,502)
Production	(176,941)	(106,510)	(14,635)	(298,086)
Sales of minerals in-place	(162,039)	—	—	(162,039)
Balance December 31, 2024	1,174,235	360,404	28,028	1,562,667
Extensions, discoveries and other additions	95,264	65,514	—	160,778
Revisions of previous estimates	386,166	101,230	(3,856)	483,540
Production	(187,793)	(128,033)	(11,431)	(327,257)
Sales of minerals in-place	(34,377)	—	—	(34,377)
Balance December 31, 2025	1,433,495	399,115	12,741	1,845,351
(1) Includes proved reserves of 133 Bcf, 120 Bcf, 127 Bcf, and 134 Bcf as of December 31, 2025, 2024, 2023, and 2022, respectively, attributable to a noncontrolling interest in Egypt.

APA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Total Equivalent Reserves
	United States	Egypt(1)	North Sea	Suriname	Total(1)

	(Thousands barrels of oil equivalent)
Proved developed reserves:
December 31, 2022	530,823	174,633	95,859	—	801,315
December 31, 2023	500,354	165,162	70,343	—	735,859
December 31, 2024	482,677	151,474	35,852	—	670,003
December 31, 2025	545,555	163,639	25,159	—	734,353
Proved undeveloped reserves:
December 31, 2022	76,386	8,735	3,333	—	88,454
December 31, 2023	65,931	5,690	—	—	71,621
December 31, 2024	213,253	12,204	—	73,637	299,094
December 31, 2025	235,867	12,208	—	73,789	321,864

Total proved reserves:
Balance December 31, 2022	607,209	183,368	99,192	—	889,769
Extensions, discoveries and other additions	95,677	15,344	1,228	—	112,249
Purchases of minerals in-place	64	—	—	—	64
Revisions of previous estimates	(56,532)	24,490	(13,889)	—	(45,931)
Production	(79,302)	(52,350)	(16,188)	—	(147,840)
Sales of minerals in-place	(831)	—	—	—	(831)
Balance December 31, 2023	566,285	170,852	70,343	—	807,480
Extensions, discoveries and other additions	222,811	28,176	—	73,637	324,624
Purchases of minerals in-place	222,121	—	—	—	222,121
Revisions of previous estimates	(67,162)	14,986	(21,973)	—	(74,149)
Production	(103,572)	(50,336)	(12,518)	—	(166,426)
Sales of minerals in-place	(144,553)	—	—	—	(144,553)
Balance December 31, 2024	695,930	163,678	35,852	73,637	969,097
Extensions, discoveries and other additions	71,913	28,565	—	—	100,478
Revisions of previous estimates	137,155	36,960	499	152	174,766
Production	(104,952)	(53,356)	(11,192)	—	(169,500)
Sales of minerals in-place	(18,624)	—	—	—	(18,624)
Balance December 31, 2025	781,422	175,847	25,159	73,789	1,056,217
(1) Includes total proved reserves of 59 MMboe, 55 MMboe, 57 MMboe, and 61 MMboe as of December 31, 2025, 2024, 2023, and 2022, respectively, attributable to a noncontrolling interest in Egypt.
During 2025, the Company added approximately 100 MMboe from extensions, discoveries, and other additions. The Company recorded 72 MMboe of exploration and development adds in the U.S., derived from drilling activity in the Permian Basin primarily focused on the Spraberry, Bone Spring, and Wolfcamp producing horizons. International operations contributed 28 MMboe of exploration and development additions occurring in Egypt primarily from gas-focused onshore exploration and appraisal.
The Company realized combined upward revision of previously estimated reserves of 175 MMboe. Upward revisions related to pricing and interest totaled 37 MMboe, driven primarily by an increase in Permian Basin gas pricing. Engineering and well performance adjustments totaled 138 MMboe in the U.S. and Egypt. Upward revisions of 100 MMboe in the U.S. is related to changes to development plans and updates due to reservoir performance. Egypt realized positive revisions of 38 MMboe from gas infrastructure optimization and improved recovery projects.
During 2024, the Company added approximately 325 MMboe from extensions, discoveries, and other additions. The Company recorded 223 MMboe of exploration and development adds in the U.S., derived from drilling activity in the Permian Basin targeting the Wolfcamp, Bone Spring and Spraberry producing horizons. International operations contributed 102 MMboe of exploration and development adds, with Egypt contributing 28 MMboe from onshore exploration and appraisal and 74 MMboe from the Suriname final investment decision.

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
Approximately 8 percent of the Company’s year-end 2025 estimated proved developed reserves are classified as proved not producing. These reserves relate to zones that are either behind pipe, or that have been completed but not yet produced, or zones that have been produced in the past, but are not now producing because of mechanical reasons. These reserves are considered to be a lower tier of reserves than producing reserves because they are frequently based on volumetric calculations rather than performance data. Future production associated with behind pipe reserves is scheduled to follow depletion of the currently producing zones in the same wellbores. Additional capital may have to be spent to access these reserves. The capital and economic impact of production timing are reflected in this Note 16, under “Future Net Cash Flows.”
Future Net Cash Flows
Future cash inflows as of December 31, 2025, 2024, and 2023 were calculated using an unweighted arithmetic average of oil and gas prices in effect on the first day of each month in the respective year, except where prices are defined by contractual arrangements. Operating costs, production and ad valorem taxes and future development costs are based on current costs with no escalation. Future development costs include abandonment and dismantlement costs.

APA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table sets forth unaudited information concerning future net cash flows for proved oil and gas reserves, net of income tax expense. Income tax expense has been computed using expected future tax rates and giving effect to tax deductions and credits available, under laws in effect as of December 31, 2025, and which relate to oil and gas producing activities. This information does not purport to present the fair market value of the Company’s oil and gas assets, but does present a standardized disclosure concerning possible future net cash flows that would result under the assumptions used.

	United States	Egypt(1)	North Sea	Suriname	Total(1)

	(In millions)
2025
Cash inflows	$25,957	$9,208	$1,769	$5,033	$41,967
Production costs	(9,192)	(1,978)	(1,077)	(1,294)	(13,541)
Development costs	(3,640)	(1,477)	(2,756)	(1,658)	(9,531)
Income tax expense	(587)	(1,686)	565	(578)	(2,286)
Net cash flows	12,538	4,067	(1,499)	1,503	16,609
10 percent discount rate	(4,563)	(971)	630	(867)	(5,771)
Discounted future net cash flows(2)	$7,975	$3,096	$(869)	$636	$10,838
2024
Cash inflows	$27,534	$9,342	$2,828	$5,881	$45,585
Production costs	(9,665)	(1,716)	(1,399)	(1,436)	(14,216)
Development costs	(4,124)	(1,517)	(2,538)	(1,096)	(9,275)
Income tax expense	(921)	(1,923)	85	(822)	(3,581)
Net cash flows	12,824	4,186	(1,024)	2,527	18,513
10 percent discount rate	(4,317)	(872)	535	(2,280)	(6,934)
Discounted future net cash flows(2)	$8,507	$3,314	$(489)	$247	$11,579
2023
Cash inflows	$21,417	$9,921	$5,761	$—	$37,099
Production costs	(8,328)	(1,690)	(2,773)	—	(12,791)
Development costs	(2,238)	(1,235)	(2,461)	—	(5,934)
Income tax expense	(949)	(2,222)	(946)	—	(4,117)
Net cash flows	9,902	4,774	(419)	—	14,257
10 percent discount rate	(3,749)	(943)	476	—	(4,216)
Discounted future net cash flows(2)	$6,153	$3,831	$57	$—	$10,041
(1)Includes discounted future net cash flows of approximately $1.0 billion, $1.1 billion, and $1.3 billion as of December 31, 2025, 2024, and 2023, respectively, attributable to a noncontrolling interest in Egypt.
(2)Estimated future net cash flows before income tax expense, discounted at 10 percent per annum, totaled approximately $12.6 billion, $14.4 billion, and $13.6 billion as of December 31, 2025, 2024, and 2023, respectively.
The following table sets forth the principal sources of change in the discounted future net cash flows:

	For the Year Ended December 31,
	2025	2024	2023

	(In millions)
Sales, net of production costs	$(5,073)	$(5,806)	$(5,408)
Net change in prices and production costs	(2,859)	269	(7,089)
Discoveries and improved recovery, net of related costs	762	3,557	1,869
Change in future development costs	(993)	(695)	(413)
Previously estimated development costs incurred during the period	1,592	793	825
Revision of quantities	3,718	(428)	(262)
Purchases of minerals in-place	—	4,166	1
Accretion of discount	1,438	1,357	2,260
Change in income taxes	999	737	1,467
Sales of minerals in-place	(312)	(1,865)	(18)
Change in production rates and other	(13)	(547)	(793)
	$(741)	$1,538	$(7,561)