Form 10-Q
period 2026-03-31
APA Corp
filed 2026-05-07
CIK 1841666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Nasdaq Texas, LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of registrant’s common stock outstanding as of April 30, 2026	353,470,227

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
•production and reserve levels;
•drilling risks;
•economic and competitive conditions, including market and macro-economic disruptions resulting from trade tensions between the U.S. and other countries;
•actions taken by foreign oil and gas producing nations, including the Organization of the Petroleum Exporting Countries (OPEC) and non-OPEC members that participate in OPEC initiatives (OPEC+), and the impact of any nation exiting OPEC;
•the impact and duration of armed conflicts, including those involving Iran, Russia, Ukraine, Israel, Lebanon, and Gaza;
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
•cyberattacks and terrorism;
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
•property acquisitions or divestitures;
•the integration of acquisitions;
•other factors disclosed under Items 1 and 2—Business and Properties—Estimated Proved Reserves and Future Net Cash Flows, Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A—Quantitative and Qualitative Disclosures About Market Risk and elsewhere in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025;
•other risks and uncertainties disclosed in the Company’s first-quarter 2026 earnings release;
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

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter Ended March 31,
	2026	2025

	(In millions, except per share data)
REVENUES AND OTHER:
Oil, natural gas, and natural gas liquids production revenues	$1,942	$2,039
Purchased oil and gas sales	385	597
Total revenues	2,327	2,636
Derivative instrument losses, net	(113)	(28)
Loss on divestitures, net	—	(2)
Other, net	1	6
	2,215	2,612
OPERATING EXPENSES:
Lease operating expenses	362	407
Gathering, processing, and transmission	91	104
Purchased oil and gas costs	75	474
Taxes other than income	57	74
Exploration	26	30
General and administrative	115	98
Transaction, reorganization, and separation	7	37
Depreciation, depletion, and amortization	553	643
Asset retirement obligation accretion	42	39
Financing costs, net	57	(57)
	1,385	1,849
NET INCOME BEFORE INCOME TAXES	830	763
Current income tax provision	302	306
Deferred income tax provision (benefit)	(15)	39
NET INCOME INCLUDING NONCONTROLLING INTERESTS	543	418
Net income attributable to noncontrolling interest	97	71
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$446	$347

NET INCOME PER COMMON SHARE:
Basic	$1.26	$0.96
Diluted	$1.26	$0.96
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	354	364
Diluted	354	364
The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	For the Quarter Ended March 31,
	2026	2025

	(In millions)
NET INCOME INCLUDING NONCONTROLLING INTERESTS	$543	$418
COMPREHENSIVE INCOME INCLUDING NONCONTROLLING INTERESTS	543	418
Comprehensive income attributable to noncontrolling interest	97	71
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCK	$446	$347

The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025

	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interests	$543	$418
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized derivative instrument losses, net	47	28
Loss on divestitures, net	—	2
Exploratory dry hole expense and unproved leasehold impairments	12	11
Depreciation, depletion, and amortization	553	643
Asset retirement obligation accretion	42	39
Provision for (benefit from) deferred income taxes	(15)	39
Gain on extinguishment of debt	—	(142)
Other, net	9	13
Changes in operating assets and liabilities:
Receivables	(391)	128
Inventories	1	14
Drilling advances and other current assets	(7)	241
Deferred charges and other long-term assets	6	1
Accounts payable	(71)	(122)
Accrued expenses	(163)	(198)
Deferred credits and noncurrent liabilities	(12)	(19)
NET CASH PROVIDED BY OPERATING ACTIVITIES	554	1,096
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to upstream oil and gas property	(542)	(777)
Leasehold and property acquisitions	(4)	(13)
Other, net	4	4
NET CASH USED IN INVESTING ACTIVITIES	(542)	(786)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from commercial paper and revolving credit facilities, net	—	433
Payments on term loan facility	—	(900)
Fixed-rate debt borrowings	—	846
Payments on fixed-rate debt	(79)	(905)
Distributions to noncontrolling interest	(65)	(126)
Treasury stock activity, net	—	(100)
Dividends paid to APA common stockholders	(88)	(91)
Other, net	(3)	(25)
NET CASH USED IN FINANCING ACTIVITIES	(235)	(868)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(223)	(558)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	516	625
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$293	$67

SUPPLEMENTARY CASH FLOW DATA:
Interest paid, net of capitalized interest	$88	$118
Income taxes paid, net of refunds	280	296
The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2026	December 31, 2025

	(In millions, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$293	$516
Receivables, net of allowance of $137 and $140	1,456	1,062
Other current assets (Note 5)	540	543
	2,289	2,121
PROPERTY AND EQUIPMENT:
Oil and gas properties	46,139	45,507
Gathering, processing, and transmission facilities	445	445
Other	532	536
Less: Accumulated depreciation, depletion, and amortization	(34,292)	(33,740)
	12,824	12,748
OTHER ASSETS:
Decommissioning security for sold Gulf of America properties (Note 10)	21	21
Deferred tax asset (Note 9)	2,343	2,328
Deferred charges and other	602	543
	$18,079	$17,761

LIABILITIES, NONCONTROLLING INTERESTS, AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$798	$871
Current debt	134	213
Other current liabilities (Note 6)	1,559	1,487
	2,491	2,571
LONG-TERM DEBT (Note 8)	4,280	4,280
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Asset retirement obligation (Note 7)	2,699	2,699
Decommissioning contingency for sold Gulf of America properties (Note 10)	748	782
Other	463	426
	3,910	3,907
EQUITY:
Common stock, $0.625 par, 860,000,000 shares authorized, 492,518,076 and 492,038,127 shares issued, respectively	308	308
Paid-in capital	12,733	12,816
Accumulated deficit	(275)	(721)
Treasury stock, at cost, 139,073,481 and 139,073,481 shares, respectively	(6,320)	(6,320)
Accumulated other comprehensive income	10	10
APA SHAREHOLDERS’ EQUITY	6,456	6,093
Noncontrolling interest	942	910
TOTAL EQUITY	7,398	7,003
	$18,079	$17,761

The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(Unaudited)

	Common Stock	Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	APA SHAREHOLDERS’ EQUITY	Noncontrolling Interest	TOTAL EQUITY

	(In millions)
For the Quarter Ended March 31, 2025
Balance at December 31, 2024	$307	$13,153	$(2,155)	$(6,037)	$12	$5,280	$1,082	$6,362
Net income attributable to common stock	—	—	347	—	—	347	—	347
Net income attributable to noncontrolling interest	—	—	—	—	—	—	71	71
Distributions to noncontrolling interest	—	—	—	—	—	—	(126)	(126)
Common dividends declared ($0.25 per share)	—	(91)	—	—	—	(91)	—	(91)
Treasury stock activity, net	—	—	—	(101)	—	(101)	—	(101)
Other	—	1	—	—	—	1	—	1
Balance at March 31, 2025	$307	$13,063	$(1,808)	$(6,138)	$12	$5,436	$1,027	$6,463

For the Quarter Ended March 31, 2026
Balance at December 31, 2025	$308	$12,816	$(721)	$(6,320)	$10	$6,093	$910	$7,003
Net income attributable to common stock	—	—	446	—	—	446	—	446
Net income attributable to noncontrolling interest	—	—	—	—	—	—	97	97
Distributions to noncontrolling interest	—	—	—	—	—	—	(65)	(65)
Common dividends declared ($0.25 per share)	—	(88)	—	—	—	(88)	—	(88)
Treasury stock activity, net	—	—	—	—	—	—	—	—
Other	—	5	—	—	—	5	—	5
Balance at March 31, 2026	$308	$12,733	$(275)	$(6,320)	$10	$6,456	$942	$7,398

The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
These consolidated financial statements have been prepared by APA Corporation (APA or the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). They reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods, on a basis consistent with the annual audited financial statements, with the exception of any recently adopted accounting pronouncements. All such adjustments are of a normal recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. This Quarterly Report on Form 10-Q should be read along with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which contains a summary of the Company’s significant accounting policies and other disclosures.
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of March 31, 2026, the Company's significant accounting policies are consistent with those discussed in Note 1—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The Company’s financial statements for prior periods may include reclassifications that were made to conform to the current-year presentation.
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
Significant estimates with regard to these financial statements include the estimates of fair value for long-lived assets (refer to “Fair Value Measurements” and “Property and Equipment” sections in this Note 1 below), the fair value determination of acquired assets and liabilities, the assessment of asset retirement obligations (refer to Note 7—Asset Retirement Obligation), the estimate of income taxes (refer to Note 9—Income Taxes), the estimation of the contingent liability representing Apache’s potential decommissioning obligations on sold properties in the Gulf of America (refer to Note 10—Commitments and Contingencies), and the estimate of proved oil and gas reserves and related present value estimates of future net cash flows therefrom.

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
During each of the quarters ended March 31, 2026 and March 31, 2025, the Company recorded no asset impairments in connection with fair value assessments.
Revenue Recognition
Receivables from contracts with customers, including receivables for purchased oil and gas sales and net of allowance for credit losses, were $1.2 billion and $826 million as of March 31, 2026 and December 31, 2025, respectively. Payments under all contracts with customers are typically due and received within a short-term period of one year or less, after physical delivery of the product or service has been rendered. The Company monitors its receivable balance and exposure as part of its ongoing credit risk management process.
Oil and gas production revenues include income taxes that will be paid to the Arab Republic of Egypt by Egypt General Petroleum Corporation on behalf of the Company. Revenue and associated expenses related to such tax volumes are recorded as “Oil, natural gas, and natural gas liquids production revenues” and “Current income tax provision,” respectively, in the Company’s statement of consolidated operations.
Refer to Note 12—Business Segment Information for a disaggregation of oil, natural gas, and natural gas liquids production revenue by product and reporting segment.
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
Inventories
Inventories consist principally of tubular goods and equipment and are stated at the lower of weighted-average cost or net realizable value. Oil produced but not sold, primarily in the North Sea, is also recorded to inventory and is stated at the lower of the cost to produce or net realizable value. No inventory impairments were recognized in either of the quarters ended March 31, 2026 and March 31, 2025.
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
When circumstances indicate that the carrying value of proved oil and gas properties may not be recoverable, the Company compares unamortized capitalized costs to the expected undiscounted pre-tax future cash flows for the associated assets grouped at the lowest level for which identifiable cash flows are independent of cash flows of other assets. If the expected undiscounted pre-tax future cash flows, based on the Company’s estimate of future crude oil and natural gas prices, operating costs, anticipated production from proved reserves and other relevant data, are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value. The Company recorded no proved oil and gas property impairments during either of the quarters ended March 31, 2026 and March 31, 2025.
Unproved leasehold impairments are typically recorded as a component of “Exploration” expense in the Company’s statement of consolidated operations. Losses on divestitures of the Company’s oil and gas properties are recognized under “Loss on divestitures, net” in the statement of consolidated operations upon closing of the transaction.
Transaction, Reorganization, and Separation (TRS)
The Company recorded $7 million and $37 million of TRS costs during the quarters ended March 31, 2026 and March 31, 2025, respectively. TRS costs incurred in the first quarters of 2026 and 2025 comprised primarily employee separations, organization restructuring, and other cost-saving initiatives.
New Pronouncements Issued But Not Yet Adopted
There were no changes in recently issued or adopted accounting standards from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 that would have an expected material effect on the Company.
2.    ACQUISITIONS AND DIVESTITURES
2026 Activity
Leasehold and Property Acquisitions
During the first quarter of 2026, the Company completed leasehold acquisitions, primarily in the Permian Basin, for aggregate cash consideration of approximately $4 million.
2025 Activity
Leasehold and Property Acquisitions
During the first quarter of 2025, the Company completed leasehold acquisitions, primarily in the Permian Basin, for aggregate cash consideration of approximately $13 million.

3.    CAPITALIZED EXPLORATORY WELL COSTS
The Company’s capitalized exploratory well costs were $344 million and $338 million as of March 31, 2026 and December 31, 2025, respectively. The increase is attributable to additional drilling activity partially offset by successful transfer of well costs in Egypt. No suspended exploratory well costs previously capitalized for greater than one year at December 31, 2025 were charged to dry hole expense during the first quarter of 2026. Similarly, during the first quarter of 2025, no such costs were charged to dry hole expense.
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
Counterparty Risk
The use of derivative instruments exposes the Company to credit loss in the event of nonperformance by the counterparty. To reduce the concentration of exposure to any individual counterparty, the Company utilizes a diversified group of investment-grade rated counterparties, primarily financial institutions, for its derivative transactions. As of March 31, 2026, the Company had derivative positions with 11 counterparties. The Company monitors counterparty creditworthiness on an ongoing basis; however, it cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, the Company may be limited in its ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, the Company may not realize the benefit of some of its derivative instruments resulting from lower commodity prices.
Derivative Instruments
Commodity Derivative Instruments
As of March 31, 2026, the Company had the following open natural gas financial basis swap contracts:

		Basis Swap Purchased		Basis Swap Sold
Production Period	Settlement Index	MMBtu (in 000’s)	Weighted Average Price Differential	MMBtu (in 000’s)	Weighted Average Price Differential
April—December 2026	NYMEX Henry Hub/IF Waha	67,375	$(1.96)	—	—
Foreign Currency Derivative Instruments
The Company has open foreign currency costless collar contracts in GBP/USD for £12 million per each calendar month for 2026, with a weighted average floor and ceiling price of $1.32 and $1.40 per GBP, respectively.

Fair Value Measurements
The following table presents the Company’s derivative assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Price in Active Markets (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Netting(1)	Carrying Amount

	(In millions)
March 31, 2026
Liabilities:
Commodity derivative instruments	$—	$122	$—	$122	$—	$122
Foreign currency derivative instruments	—	2	—	2	—	2
December 31, 2025
Liabilities:
Commodity derivative instruments	—	77	—	77	—	77
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

	March 31, 2026	December 31, 2025

	(In millions)
Current Liabilities: Other current liabilities	$124	$77
Total derivative liabilities	$124	$77
Derivative Activity Recorded in the Statement of Consolidated Operations
The following table summarizes the effect of derivative instruments on the Company’s statement of consolidated operations:

	For the Quarter Ended March 31,
	2026	2025

	(In millions)
Realized:
Commodity derivative instruments	$(66)	$—
Realized losses, net	(66)	—
Unrealized:
Commodity derivative instruments	(45)	(28)
Foreign currency derivative instruments	(2)	—
Unrealized losses, net	(47)	(28)
Derivative instrument losses, net	$(113)	$(28)
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

5.    OTHER CURRENT ASSETS
The following table provides detail of the Company’s other current assets:

	March 31, 2026	December 31, 2025

	(In millions)
Inventories	$334	$351
Drilling advances	92	93
Current decommissioning security for sold Gulf of America assets	20	19
Prepaid assets and other	94	80
Total Other current assets	$540	$543
6.    OTHER CURRENT LIABILITIES
The following table provides detail of the Company’s other current liabilities:

	March 31, 2026	December 31, 2025

	(In millions)
Accrued operating expenses	$131	$129
Accrued exploration and development	369	289
Accrued compensation and benefits	166	265
Accrued interest	54	88
Accrued income taxes	129	112
Current asset retirement obligation	207	181
Current operating lease liability	122	97
Current decommissioning contingency for sold Gulf of America properties	130	99
Other	251	227
Total Other current liabilities	$1,559	$1,487
7.    ASSET RETIREMENT OBLIGATION
The following table describes changes to the Company’s asset retirement obligation (ARO) liability:

March 31, 2026
(In millions)
Asset retirement obligation, December 31, 2025	$2,880
Liabilities incurred	4
Liabilities settled	(22)
Accretion expense	42
Revisions in estimated liabilities	2
Asset retirement obligation, March 31, 2026	2,906
Less current portion	(207)
Asset retirement obligation, long-term	$2,699

8.    DEBT AND FINANCING COSTS
The following table presents the carrying values of the Company’s debt:

	March 31, 2026	December 31, 2025

	(In millions)
APA notes and debentures before unamortized discount and debt issuance costs(1)	$3,521	$3,579
Apache notes and debentures before unamortized discount and debt issuance costs(2)	911	932
Apache finance lease obligations	27	28
Unamortized discount	(22)	(23)
Debt issuance costs	(23)	(23)
Total debt	4,414	4,493
Current maturities	(134)	(213)
Long-term debt	$4,280	$4,280
(1) The fair values of the APA notes and debentures were $3.4 billion as of each of March 31, 2026 and December 31, 2025.
(2) The fair values of the Apache notes and debentures were $851 million and $881 million as of March 31, 2026 and December 31, 2025, respectively. The Company uses a market approach to determine the fair values of its notes and debentures using estimates provided by an independent investment financial data services firm (a Level 2 fair value measurement).
At each of March 31, 2026 and December 31, 2025, current debt included $2 million of finance lease obligations.
Financing Costs, Net
The following table presents the components of the Company’s financing costs, net:

	For the Quarter Ended March 31,
	2026	2025

	(In millions)
Interest expense	$70	$91
Amortization of debt issuance costs	1	2
Capitalized interest	(14)	(4)
Gain on extinguishment of debt	—	(142)
Interest income	—	(4)
Financing costs, net	$57	$(57)
Indenture Debt Activity
On March 15, 2026, APA and Apache repaid in cash on maturity the outstanding $79 million aggregate principal amount of their respective 7.70% Notes due 2026, plus accrued and unpaid interest to the maturity date.
On January 10, 2025, APA settled its private exchange and cash tender offers for certain notes and debentures issued by Apache under its indentures. In settling these offers pursuant to their respective terms, APA paid a total of $869 million in cash in the tender offers (comprised of tender offer consideration, exchange consideration for tendered notes exchanged, early participation premium, and accrued interest) for the aggregate $1 billion in principal amount of Apache notes tendered and accepted in the cash tender offers. The Company recognized a gain of $135 million on these purchases, including broker fees and loan costs.
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

Committed Credit Facilities
On January 15, 2025, the Company entered into two unsecured syndicated credit agreements for general corporate purposes:
•One agreement is denominated in US dollars (the USD Agreement) and provides for an unsecured five-year revolving credit facility for loans and letters of credit, with aggregate commitments of US$2.0 billion (including a letter of credit subfacility of up to US$750 million, of which US$250 million currently is committed). APA may increase commitments up to an aggregate US$2.5 billion by adding new lenders or obtaining the consent of any increasing existing lenders. This facility matures in January 2030, subject to the Company’s two, one-year extension options.
•The second agreement is denominated in pounds sterling (the GBP Agreement) and provides for an unsecured five-year revolving credit facility, with aggregate commitments of £1.5 billion for loans and letters of credit. This facility matures in January 2030, subject to the Company’s two, one-year extension options.
As of March 31, 2026, there were no borrowings or letters of credit outstanding under the USD Agreement or the GBP Agreement. As of December 31, 2025, there were no borrowings or letters of credit outstanding under the USD Agreement and no borrowings and an aggregate £1.0 million in letters of credit outstanding under the GBP Agreement.
Uncommitted Lines of Credit
Each of the Company and Apache, from time to time, has and uses uncommitted credit and letter of credit facilities for working capital and credit support purposes. As of March 31, 2026 and December 31, 2025, there were no outstanding borrowings under these facilities. As of March 31, 2026, there were £567 million and $10 million in letters of credit outstanding under these facilities. As of December 31, 2025, there were £901 million and $10 million in letters of credit outstanding under these facilities.
Commercial Paper Program
The Company has a commercial paper program under which it from time to time may issue in private placements exempt from registration under the Securities Act short-term unsecured promissory notes (CP Notes) up to a maximum aggregate face amount of $2.0 billion outstanding at any time. The maturities of CP Notes may vary but may not exceed 397 days from the date of issuance. Outstanding CP Notes are supported by available borrowing capacity under the Company’s committed revolving credit facilities for general corporate purposes, which as of March 31, 2026, included the $2.0 billion USD Agreement.
The CP Notes are sold under customary market terms in the U.S. commercial paper market at a discount from par or at par and bear interest at rates determined at the time of issuance.
As of each of March 31, 2026 and December 31, 2025, the Company had no CP Notes outstanding.
Subsequent Events—Indenture Debt Activity
On April 6, 2026, APA and Apache fully redeemed their respective 4.875% Notes due 2027 and 4.375% Notes due 2028. Note holders were paid an aggregate $425 million in cash (comprised of outstanding principal amounts and make-whole premiums), plus accrued and unpaid interest to the redemption date.
On April 15, 2026, APA and Apache repaid in cash on maturity the outstanding $132 million aggregate principal amount of their respective 7.95% Notes due 2026, plus accrued and unpaid interest to the maturity date.

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
The Company’s effective income tax rate for the three months ended March 31, 2026 differed from the U.S. federal statutory income tax rate of 21 percent due to taxes on foreign operations. The Company’s effective income tax rate for the three months ended March 31, 2025 differed from the U.S. federal statutory income tax rate of 21 percent due to taxes on foreign operations and a deferred tax expense related to the remeasurement of taxes in the U.K. as a result of the enactment of Finance Act 2025 on March 20, 2025.
On March 20, 2025, Finance Act 2025 was enacted, receiving Royal Assent, and included amendments to the Energy (Oil and Gas) Profits Levy Act of 2022, increasing the levy from a 35 percent rate to a 38 percent rate, among other changes, effective for the period of November 1, 2024 through March 31, 2030.
On July 4, 2025, the U.S. enacted the One Big Beautiful Bill Act of 2025 (OBBBA). Among other changes, the OBBBA expanded and made permanent 100 percent bonus depreciation for eligible assets acquired and placed in service after January 19, 2025, and aligned the treatment of intangible drilling costs for corporate alternative minimum tax (CAMT) purposes with regular tax treatment starting in 2026. The Company does not expect the OBBBA to have a material impact on total tax expense for the year ended December 31, 2026, as impacts to current tax expense are offset by impacts to deferred tax expense.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income or capital taxes in various states and foreign jurisdictions. The Company’s tax reserves are related to tax years that may be subject to examination by the relevant taxing authority.
10.    COMMITMENTS AND CONTINGENCIES
Legal Matters
The Company is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls, which also may include controls related to the potential impacts of climate change. As of March 31, 2026, the Company has an accrued liability of approximately $27 million for all legal contingencies that are deemed to be probable of occurring and can be reasonably estimated. The Company’s estimates are based on information known about the matters and its experience in contesting, litigating, and settling similar matters. Although actual amounts could differ from management’s estimate, none of the actions are believed by management to involve future amounts that would be material to the Company’s financial position, results of operations, or liquidity after consideration of recorded accruals. With respect to material matters for which the Company believes an unfavorable outcome is reasonably possible, the Company has disclosed the nature of the matter and a range of potential exposure, unless an estimate cannot be made at this time. It is management’s opinion that the loss for any other litigation matters and claims that are reasonably possible to occur will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
For additional information on Legal Matters described below, refer to Note 10—Commitments and Contingencies to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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
Environmental Matters
As of March 31, 2026, the Company had an undiscounted reserve for environmental remediation of approximately $2 million.
The Company is not aware of any environmental claims existing as of March 31, 2026, that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity. There can be no assurance, however, that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered on the Company’s properties.
Potential Decommissioning Obligations on Sold Properties
In 2013, Apache sold its Gulf of America (GOA) Shelf operations and properties and its GOA operating subsidiary, GOM Shelf LLC (GOM Shelf) to Fieldwood Energy LLC (Fieldwood). Fieldwood assumed the obligation to decommission the properties held by GOM Shelf and the properties acquired from Apache and its other subsidiaries (collectively, the Legacy GOA Assets). On February 14, 2018, Fieldwood filed for (and subsequently emerged from) Chapter 11 bankruptcy protection. On August 3, 2020, Fieldwood filed for (and subsequently emerged from) Chapter 11 bankruptcy protection for a second time. Upon emergence from this second bankruptcy, the Legacy GOA Assets were separated into a standalone company, which was subsequently merged into GOM Shelf. Under GOM Shelf’s limited liability company agreement, the proceeds of production of the Legacy GOA Assets are to be used to fund the operation of GOM Shelf and the decommissioning of Legacy GOA Assets. The decommissioning obligations for the Legacy GOA Assets are partially secured by a trust account of which Apache is a beneficiary and which is funded by net profits interests (NPIs) depending on future oil prices. In addition, as part of the resolution of Fieldwood’s second bankruptcy, Apache agreed to loan GOM Shelf up to $400 million to perform decommissioning, with such loans extended from time to time and when funds in the trust account are exhausted. Such loans and related obligations are secured by first and prior liens on the Legacy GOA Assets.
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
As of March 31, 2026, the Company recorded an asset of $41 million representing the remaining amount the Company expects to be reimbursed from security related to these decommissioning costs.

The Company has also recorded contingent liabilities in the amounts of $878 million and $881 million for the periods ended March 31, 2026 and December 31, 2025, respectively, representing the estimated costs of decommissioning it may be required to perform on the Legacy GOA Assets. There have been no other changes in estimates from December 31, 2025 that would have a material impact on the Company’s financial position, results of operations, or liquidity.
11.    CAPITAL STOCK
Net Income per Common Share
The following table presents a reconciliation of the components of basic and diluted net income per common share in the consolidated financial statements:

	For the Quarter Ended March 31,
	2026			2025
	Income	Shares	Per Share	Income	Shares	Per Share

	(In millions, except per share amounts)
Basic:
Income attributable to common stock	$446	354	$1.26	$347	364	$0.96
Diluted:
Income attributable to common stock	$446	354	$1.26	$347	364	$0.96
The diluted earnings per share calculation excludes options and restricted stock units that were anti-dilutive of 2.8 million and 3.6 million during the first quarters of 2026 and 2025, respectively.
Stock Repurchase Program
The Company did not purchase any shares during the first quarter of 2026. As of March 31, 2026, the Company had remaining authorization to repurchase up to 21.9 million shares. In the first quarter of 2025, the Company repurchased 4.4 million shares at an average price of $22.87 per share.
The Company is not obligated to acquire any additional shares. Shares may be purchased either in the open market or through privately negotiated transactions.
Common Stock Dividend
For the quarters ended March 31, 2026 and March 31, 2025, the Company paid $88 million and $91 million, respectively, in dividends on its common stock.

12.    BUSINESS SEGMENT INFORMATION
As of March 31, 2026, the Company’s consolidated subsidiaries are engaged in exploration, development, and/or production across four operating segments: the U.S., Egypt, North Sea, and Suriname. The Company’s business explores for, develops, and produces crude oil, natural gas, and natural gas liquids. The Company also has exploration interests in Alaska, Uruguay, and other international locations that may, over time, result in reportable discoveries and development opportunities.
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
Financial information for each segment is presented below:

	U.S.	Egypt(1)(3)	North Sea	Intersegment Eliminations & Other(2)	Total(3)

For the Quarter Ended March 31, 2026	(In millions)
Revenues:
Oil revenues	$809	$671	$164	$—	$1,644
Natural gas revenues	(12)	138	31	—	157
Natural gas liquids revenues	129	—	12	—	141
Oil, natural gas, and natural gas liquids production revenues	926	809	207	—	1,942
Purchased oil and gas sales	385	—	—	—	385
Realized losses on commodity derivative instruments	(66)	—	—	—	(66)
	1,245	809	207	—	2,261
Operating Expenses:
Lease operating expenses(4)	170	110	82	—	362
Gathering, processing, and transmission(4)	68	8	15	—	91
Purchased oil and gas costs	75	—	—	—	75
Taxes other than income(4)	57	—	—	—	57
Exploration(5)	3	19	1	3	26
Depreciation, depletion, and amortization(5)	342	151	60	—	553
Asset retirement obligation accretion	11	—	31	—	42
	726	288	189	3	1,206
Operating Income (Loss)	$519	$521	$18	$(3)	1,055

Other Income (Expense):
Unrealized losses on derivative instruments					(47)
Other, net					1
General and administrative					(115)
Transaction, reorganization, and separation					(7)
Financing costs, net					(57)
Income Before Income Taxes					$830

Total Assets(6)	$12,593	$3,159	$1,306	$1,021	$18,079

	U.S.	Egypt(1)(3)	North Sea	Intersegment Eliminations & Other(2)	Total(3)

For the Quarter Ended March 31, 2025	(In millions)
Revenues:
Oil revenues	$816	$582	$202	$—	$1,600
Natural gas revenues	104	91	38	—	233
Natural gas liquids revenues	196	—	10	—	206
Oil, natural gas, and natural gas liquids production revenues	1,116	673	250	—	2,039
Purchased oil and gas sales	597	—	—	—	597
	1,713	673	250	—	2,636
Operating Expenses:
Lease operating expenses(4)	200	110	97	—	407
Gathering, processing, and transmission(4)	85	5	14	—	104
Purchased oil and gas costs	474	—	—	—	474
Taxes other than income(4)	74	—	—	—	74
Exploration(5)	2	20	1	7	30
Depreciation, depletion, and amortization(4)	419	153	71	—	643
Asset retirement obligation accretion	10	—	29	—	39
	1,264	288	212	7	1,771
Operating Income (Loss)	$449	$385	$38	$(7)	865

Other Income (Expense):
Unrealized losses on commodity derivative instruments					(28)
Loss on divestitures, net					(2)
Other, net					6
General and administrative					(98)
Transaction, reorganization, and separation					(37)
Financing costs, net					57
Income Before Income Taxes					$763

Total Assets(6)	$13,136	$3,441	$1,252	$702	$18,531
(1)Includes oil and gas production revenue that will be paid as taxes by EGPC on behalf of the Company for the quarters ended March 31, 2026 and March 31, 2025 of:

	For the Quarter Ended March 31,
	2026	2025

	(In millions)
Oil	$192	$151
Natural gas	40	24
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
(6)Intercompany balances are excluded from total assets.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion relates to APA Corporation (APA or the Company) and its consolidated subsidiaries and should be read together with the Company’s Consolidated Financial Statements and accompanying notes included in Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q, as well as related information set forth in the Company’s Consolidated Financial Statements, accompanying Notes to Consolidated Financial Statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
Uncertainties in the global supply chain and financial markets impact oil supply and demand and contribute to commodity price volatility. These uncertainties include the impacts and duration of armed conflicts involving Iran, Russia, Ukraine, Israel, Lebanon, and Gaza, inflation, current and potential tariffs or other trade barriers, global trade policies, and disputes, and actions taken by foreign oil and gas producing nations, including OPEC+. Despite these uncertainties, the Company is focused on its longer-term objectives: (1) to remain committed to providing affordable, reliable, and responsibly produced energy; (2) to deliver top operational performance across safety, environmental responsibility, execution, and risk management measures; (3) to maintain financial discipline by managing costs, protecting the balance sheet to underpin the generation of cash flow in excess of its upstream exploration, appraisal, and development capital program that can be directed to debt reduction, share repurchases, and other return of capital to its shareholders; and (4) to build and grow a diverse and balanced high-quality portfolio with scale through acquisitions, exploration, and organic opportunities.
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
In the first quarter of 2026, the Company continued its cost reduction efforts to drive sustainable cost savings for the long-term. The Company remained focused on reducing overhead costs, improving the capital cost structure for its drilling, completions, and facility investments, and driving efficiencies of day-to-day field operating practices. The Company expects an additional $100 million of annualized savings to be achieved by the end of 2026, adding to the $350 million of annualized savings across G&A, LOE, and capital captured during the prior year.
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
•Beginning in the fourth quarter of 2021 and through the end of the first quarter of 2026, the Company has repurchased 98.2 million shares of the Company’s common stock.
•From year-end 2021 through the date of this filing, the Company has repaid $3.6 billion of long-term debt, including $555 million repaid subsequent to the end of the first quarter of 2026.

Financial and Operational Highlights
In the first quarter of 2026, the Company reported net income attributable to common stock of $446 million, or $1.26 per diluted share, compared to net income of $347 million, or $0.96 per diluted share, in the first quarter of 2025. The increase in net income in the first quarter of 2026, compared to the first quarter of 2025, was primarily driven by improved margins on third-party purchased oil and gas activity and lower operating expenses driven by prior year cost savings initiatives.
The Company generated $554 million of cash from operating activities during the first three months of 2026, 49 percent lower than the first three months of 2025. APA’s lower operating cash flows for the first three months of 2026 were primarily driven by the collection of outstanding Egypt receivables in the prior year and timing of other working capital items. The Company paid $88 million in dividends to APA common stockholders during the first three months of 2026. The Company also repaid $79 million of long-term debt that matured during the quarter.
Key operational highlights include:
United States
•Daily boe production from the Company’s U.S. assets, which decreased 11 percent from the first quarter of 2025, accounted for 60 percent of the Company’s worldwide production during the first quarter of 2026. The Company averaged five drilling rigs in the Permian Basin, including four rigs in the Southern Midland Basin and one rig in the Delaware Basin in the first quarter of 2026. The Company brought online 19 operated wells during the quarter. The Company’s core Permian Basin development program continues to represent a key growth area for the U.S. assets.
•APA holds approximately 750,000 MMBtu/d of firm capacity on various pipelines in the Permian Basin. As of March 31, 2026, the Company had open basis swap contracts which purchased Waha and sold NYMEX Henry Hub on approximately one-third of its firm transport capacity for 2026, thereby locking in a significant portion of cash flows associated with its gas marketing activities for the near term. Refer to Note 4—Derivative Instruments and Hedging Activities for further discussion of these basis swap agreements.
International
•In Egypt, the Company averaged 12 drilling rigs and drilled 16 new productive wells during the first quarter of 2026. The Company also averaged 20 workover rigs as it continues to align its drilling and workover activity with a goal of driving improved capital efficiency. First quarter 2026 gross and net production from the Company’s Egypt assets increased 2 percent and 8 percent, respectively, from the first quarter of 2025.
•In Egypt, following the success of the 2025 gas program, the Company expects approximately one-half of its rig activities to be gas-focused and anticipates continued strong performance for the rest of the year, with realized gas prices increasing through the period.

Results of Operations
Oil, Natural Gas, and Natural Gas Liquids Production Revenues
Revenue
The Company’s production revenues and respective contribution to total revenues by country were as follows:

	For the Quarter Ended March 31,
	2026		2025
	$ Value	% Contribution	$ Value	% Contribution

	($ in millions)
Oil Revenues:
United States	$809	49%	$816	51%
Egypt(1)	671	41%	582	36%
North Sea	164	10%	202	13%
Total(1)	$1,644	100%	$1,600	100%

Natural Gas Revenues:
United States	$(12)	(8)%	$104	45%
Egypt(1)	138	88%	91	39%
North Sea	31	20%	38	16%
Total(1)	$157	100%	$233	100%

NGL Revenues:
United States	$129	91%	$196	95%
North Sea	12	9%	10	5%
Total(1)	$141	100%	$206	100%

Oil and Gas Revenues:
United States	$926	48%	$1,116	55%
Egypt(1)	809	41%	673	33%
North Sea	207	11%	250	12%
Total(1)	$1,942	100%	$2,039	100%
(1)    Includes revenues attributable to a noncontrolling interest in Egypt.

Production
The Company’s production volumes by country were as follows:

	For the Quarter Ended March 31,
	2026	Increase (Decrease)	2025
Oil Volume (b/d)
United States	123,898	(1)%	125,124
Egypt(1)(2)	86,736	1%	86,173
North Sea	21,336	(15)%	25,206
Total	231,970	(2)%	236,503

Natural Gas Volume (Mcf/d)
United States	413,975	(28)%	574,736
Egypt(1)(2)	381,406	20%	317,209
North Sea	29,045	(8)%	31,606
Total	824,426	(11)%	923,551

NGL Volume (b/d)
United States	71,826	(7)%	77,405
North Sea	1,151	1%	1,144
Total	72,977	(7)%	78,549

BOE per day(3)
United States	264,720	(11)%	298,319
Egypt(1)(2)	150,304	8%	139,041
North Sea(4)	27,328	(14)%	31,618
Total	442,352	(6)%	468,978
(1)    Gross production volumes in Egypt were as follows:

	For the Quarter Ended March 31,
	2026	2025
Oil (b/d)	121,472	128,025
Natural Gas (Mcf/d)	517,623	456,955
(2)    Includes net production volumes per day attributable to a noncontrolling interest in Egypt of:

	For the Quarter Ended March 31,
	2026	2025
Oil (b/d)	28,921	28,746
Natural Gas (Mcf/d)	127,175	105,820
(3)    The table shows production on a boe basis in which natural gas is converted to an equivalent barrel of oil based on a 6:1 energy equivalent ratio. This ratio is not reflective of the price ratio between the two products.
(4)    Average sales volumes from the North Sea for the first quarters of 2026 and 2025 were 28,275 boe/d and 36,704 boe/d, respectively. Sales volumes may vary from production volumes as a result of the timing of liftings.

Pricing
The Company’s average selling prices by country were as follows:

	For the Quarter Ended March 31,
	2026	Increase (Decrease)	2025
Average Oil Price – Per barrel
United States	$72.53	—%	$72.45
Egypt	86.01	15%	75.06
North Sea	84.67	12%	75.30
Total	78.69	7%	73.73

Average Natural Gas Price – Per Mcf
United States	$(0.32)	(116)%	$2.00
Egypt	4.01	26%	3.19
North Sea	14.19	(5)%	14.96
Total	2.12	(25)%	2.81

Average NGL Price – Per barrel
United States	$19.89	(29)%	$28.12
North Sea	49.24	(4)%	51.39
Total	20.96	(27)%	28.75
First-Quarter 2026 compared to First-Quarter 2025
Crude Oil Crude oil revenues for the first quarter of 2026 totaled $1.6 billion, a $44 million increase from the comparative 2025 quarter. A 7 percent increase in average realized prices increased first-quarter 2026 oil revenues by $107 million compared to the first quarter of 2025, while 4 percent lower average daily sales volumes decreased revenues by $63 million. Crude oil accounted for 85 percent of total oil and gas production revenues and 52 percent of worldwide production in the first quarter of 2026.
The Company’s worldwide oil production decreased 4.5 Mb/d to 232 Mb/d during the first quarter of 2026 from the comparative prior-year period, primarily a result of natural production decline in the U.S. and North Sea, operational downtime, and the sale of non-core assets in the U.S. Also during the first quarter of 2026, the timing of liftings in the North Sea drove an additional 4.4 Mb/d decrease in sales volumes compared to the same prior-year period. These decreases were partially offset by drilling activity in the Permian Basin and improved well performance in the North Sea.
Natural Gas Natural gas revenues for the first quarter of 2026 totaled $157 million, a $76 million decrease from the comparative 2025 quarter. A 25 percent decrease in average realized prices, driven by periods of negative pricing across the Permian Basin, decreased first-quarter 2026 natural gas revenues by $57 million compared to the first quarter of 2025, while 11 percent lower average daily production decreased gas revenues by $19 million. Natural gas accounted for 8 percent of total oil and gas production revenues and 31 percent of worldwide production during the first quarter of 2026.
The Company’s worldwide natural gas production decreased 99.1 MMcf/d to 824.4 MMcf/d during the first quarter of 2026 from the comparative prior-year period, primarily a result of increased volume curtailments at Alpine High compared with the 2025 period in response to extreme Waha basis differentials, including periods of negative pricing. These curtailments were undertaken to mitigate the economic impact of selling gas into constrained markets at uneconomic or negative prices. Natural gas production was also lower as a result of the sale of non-core assets and operational downtime in the U.S., and natural production decline in the U.S. and North Sea. These decreases were partially offset by drilling activity in Egypt and the Permian Basin, with Egypt also benefitting from higher realized natural gas prices and improved well performance in the North Sea.
NGL NGL revenues for the first quarter of 2026 totaled $141 million, a $65 million decrease from the comparative 2025 quarter. A 27 percent decrease in average realized prices decreased first-quarter 2026 NGL revenues by $56 million compared to the first quarter of 2025, while 7 percent lower average daily production decreased revenues by $9 million. NGLs accounted for 7 percent of total oil and gas production revenues and 17 percent of worldwide production during the first quarter of 2026.

The Company’s worldwide NGL production decreased 5.6 Mb/d to 73.0 Mb/d during the first quarter of 2026 from the comparative prior-year period, primarily a result of increased volume curtailments and weather shut-ins compared with the 2025 period. NGL production was also lower as a result of the sale of non-core assets and operational downtime in the U.S. and natural production decline in the U.S. and North Sea. These decreases were partially offset by drilling activity in the Permian Basin and improved well performance in the North Sea.
Purchased Oil and Gas Sales
Purchased oil and gas sales represent volumes attributable to domestic oil and gas purchases that were sold by the Company primarily to fulfill oil and natural gas takeaway obligations and commitments, including deliveries under international LNG price-based contracts. Sales related to purchased volumes totaled $385 million and $597 million during the first quarters of 2026 and 2025, respectively. Purchased oil and gas sales were partially offset by associated purchase costs of $75 million and $474 million during the first quarters of 2026 and 2025, respectively. The higher margin between purchased volume sales compared to costs realized during the first quarter of 2026 was primarily attributable to extreme Permian Basin natural gas price differentials with Houston Ship Channel pricing.
Operating Expenses
The Company’s operating expenses were as follows and include costs attributable to a noncontrolling interest in Egypt:

	For the Quarter Ended March 31,
	2026	2025

	(In millions)
Lease operating expenses	$362	$407
Gathering, processing, and transmission	91	104
Purchased oil and gas costs	75	474
Taxes other than income	57	74
Exploration	26	30
General and administrative	115	98
Transaction, reorganization, and separation	7	37
Depreciation, depletion, and amortization:
Oil and gas property and equipment	546	636
Other assets	7	7
Asset retirement obligation accretion	42	39
Financing costs, net	57	(57)
Total Operating Expenses	$1,385	$1,849
Lease Operating Expenses (LOE)
LOE decreased $45 million from the first quarter of 2025. On a per-unit basis, LOE decreased 5 percent in the first quarter of 2026 when compared to the first quarter of 2025. The decrease in absolute costs was primarily driven by the sale of non-core assets in the Permian Basin and continued cost reduction efforts across all operating areas.
Gathering, Processing, and Transmission (GPT)
GPT costs decreased $13 million from the first quarter of 2025, primarily driven by a decrease in production volumes in the U.S. compared to the same prior-year period.
Purchased Oil and Gas Costs
Purchased oil and gas costs decreased $399 million from the first quarter of 2025, primarily driven by decreased oil and gas volume purchases following the expiration of certain third-party contracts in 2025 and gas volumes purchased at significantly lower prices in the Permian Basin.
Taxes Other Than Income
Taxes other than income decreased $17 million from the first quarter of 2025, primarily from lower severance taxes driven by decreased production volumes in the U.S. and lower ad valorem taxes compared to the same prior-year period.

Exploration Expenses
The Company’s exploration expenses were as follows:

	For the Quarter Ended March 31,
	2026	2025

	(In millions)
Unproved leasehold impairments	$1	$—
Dry hole expense	11	11
Geological and geophysical expense	2	4
Exploration overhead and other	12	15
Total Exploration	$26	$30
Exploration expenses decreased $4 million from the first quarter of 2025, primarily the result of lower exploration overhead and geological and geophysical expense in the first quarter of 2026 compared to the same prior-year period.
General and Administrative (G&A) Expenses
G&A expenses increased $17 million from the first quarter of 2025, primarily driven by higher cash-based stock compensation expense resulting from changes in the Company’s stock price during the period, partially offset by impacts from cost-reduction efforts on personnel and other overhead expenses.
Transaction, Reorganization, and Separation (TRS) Costs
TRS costs decreased $30 million from the first quarter of 2025, primarily associated with employee separations and other cost-saving initiatives that occurred during the first quarter of 2025.
Depreciation, Depletion, and Amortization (DD&A)
Total DD&A expenses decreased $90 million from the first quarter of 2025. The Company’s DD&A rate on its oil and gas properties decreased $1.21 per boe from the first quarter of 2025. The decrease in DD&A expense on an absolute basis and on a per boe basis was primarily driven by lower DD&A rates resulting from the sale of non-core assets in the Permian Basin during 2025.
Financing Costs, Net
The Company’s Financing costs were as follows:

	For the Quarter Ended March 31,
	2026	2025

	(In millions)
Interest expense	$70	$91
Amortization of debt issuance costs	1	2
Capitalized interest	(14)	(4)
Gain on extinguishment of debt	—	(142)
Interest income	—	(4)
Total Financing costs, net	$57	$(57)
Net financing costs increased $114 million from the first quarter of 2025, primarily the result of gains on extinguishment of debt from the Company’s cash tender purchases during the first quarter of 2025, partially offset by a decrease in interest expense from the associated lower long-term debt balance.
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

The Company’s effective income tax rate for the three months ended March 31, 2026 differed from the U.S. federal statutory income tax rate of 21 percent due to taxes on foreign operations. The Company’s effective income tax rate for the three months ended March 31, 2025 differed from the U.S. federal statutory income tax rate of 21 percent due to taxes on foreign operations and a deferred tax expense related to the remeasurement of taxes in the U.K. as a result of the enactment of Finance Act 2025 on March 20, 2025.
On March 20, 2025, Finance Act 2025 was enacted, receiving Royal Assent, and included amendments to the Energy (Oil and Gas) Profits Levy Act of 2022, increasing the levy from a 35 percent rate to a 38 percent rate, among other changes, effective for the period of November 1, 2024 through March 31, 2030.
On July 4, 2025, the U.S. enacted the One Big Beautiful Bill Act of 2025 (OBBBA). Among other changes, the OBBBA expanded and made permanent 100 percent bonus depreciation for eligible assets acquired and placed in service after January 19, 2025, and aligned the treatment of intangible drilling costs for corporate alternative minimum tax (CAMT) purposes with regular tax treatment starting in 2026. The Company does not expect the OBBBA to have a material impact on total tax expense for the year ended December 31, 2026, as impacts to current tax expense are offset by impacts to deferred tax expense.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income or capital taxes in various states and foreign jurisdictions. The Company’s tax reserves are related to tax years that may be subject to examination by the relevant taxing authority.
Capital Resources and Liquidity
Operating cash flows are the Company’s principal source of liquidity. The Company’s short-term and long-term operating cash flows are impacted by highly volatile commodity prices, as well as production costs and sales volumes. The Company expects commodity prices to continue to be volatile in the near term as a result of geopolitical instability and tensions, including in the Middle East, macroeconomic uncertainty, current and potential tariffs or trade barriers, supply chain disruptions, and concerns over a potential economic recession. Significant changes in commodity prices impact the Company’s revenues, earnings, and cash flows. These changes potentially impact the Company’s liquidity if costs do not trend with commodity prices. Historically, costs have trended with commodity prices, albeit on a lag. Sales volumes also impact cash flows; however, they have a less volatile impact in the short term.
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
At this time, the Company is unable to predict to what extent ongoing international conflicts in the Middle East, Russia, and Ukraine, and potential changes in trade restrictions and tariffs will impact its business. If inflationary pressures from these and other economic conditions persist or worsen, the Company may incur additional operating costs. The Company will continue to monitor the impact and consequences of these factors on its operations.
The Company plans to invest approximately $2.1 billion in upstream capital investment in 2026. The Company is committed to maintaining a safe, steady, and efficient level of activity as part of its planned capital investment program. For the rest of 2026, the Company will continue to budget its capital program at levels to fund activity necessary to offset inherent declines in production and proved oil and natural gas reserves, subject to prevailing commodity prices. Future rig activity levels and drilling targets will be dependent on the success of the Company’s drilling program and its ability to add reserves economically.
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
For additional information, refer to Part I, Items 1 and 2—Business and Properties, and Item 1A—Risk Factors, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Sources and Uses of Cash
The following table presents the sources and uses of the Company’s cash and cash equivalents for the periods presented:

	For the Three Months Ended March 31,
	2026	2025

	(In millions)
Sources of Cash and Cash Equivalents:
Net cash provided by operating activities	$554	$1,096
Fixed-rate debt borrowings	—	846
Proceeds from commercial paper and revolving credit facilities, net	—	433
Other	1	—
Total Sources of Cash and Cash Equivalents	555	2,375
Uses of Cash and Cash Equivalents:
Additions to upstream oil and gas property	$542	$777
Leasehold and property acquisitions	4	13
Payments on term loan facility	—	900
Payments on fixed-rate debt	79	905
Dividends paid to APA common stockholders	88	91
Distributions to noncontrolling interest	65	126
Treasury stock activity, net	—	100
Other, net	—	21
Total Uses of Cash and Cash Equivalents	778	2,933
Increase (Decrease) in Cash and Cash Equivalents	$(223)	$(558)
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
Net cash provided by operating activities during the first three months of 2026 totaled $554 million, $542 million lower from the first three months of 2025, primarily due to lower revenues from decreased oil and gas production, lower natural gas prices, collection of outstanding Egypt receivables in 2025, and timing of other working capital items.
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
Uses of Cash and Cash Equivalents
Additions to Oil & Gas Property During the first three months of 2026 and 2025, exploration and development cash expenditures were $542 million and $777 million, respectively. The decrease in capital investment compared to the prior-year period is directly related to the Company’s efficiency gains on drilling and completion activities in the Permian Basin and Egypt. The Company operated an average of approximately 17 drilling rigs during the first three months of 2026, compared to an average of approximately 22 drilling rigs during the first three months of 2025.
Leasehold and Property Acquisitions During the first three months of 2026 and 2025, the Company completed other leasehold and property acquisitions, primarily in the Permian Basin, for total cash consideration of $4 million and $13 million, respectively.
Payments on Fixed-Rate Debt During the first three months of 2026, the Company repaid in cash on maturity $79 million of long-term debt due during the quarter, plus accrued and unpaid interest to the maturity date.

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
Dividends Paid to APA Common Stockholders During the first three months of 2026 and 2025, the Company paid $88 million and $91 million, respectively, for dividends on its common stock.
Distributions to Noncontrolling Interest Sinopec International Petroleum Exploration and Production Corporation (Sinopec) holds a one-third minority participation interest in the Company’s oil and gas operations in Egypt. During the first three months of 2026 and 2025, the Company paid $65 million and $126 million, respectively, in cash distributions to Sinopec.
Liquidity
The following table presents a summary of the Company’s key financial indicators:

	March 31, 2026	December 31, 2025

	(In millions)
Cash and cash equivalents	$293	$516
Total debt – APA and Apache	4,414	4,493
Total equity	7,398	7,003
Available committed borrowing capacity under syndicated credit facilities	3,984	4,020
Cash and Cash Equivalents As of March 31, 2026, the Company had $293 million in cash and cash equivalents. The majority of the Company’s cash is invested in highly liquid, investment-grade instruments with maturities of three months or less at the time of purchase.
Debt As of March 31, 2026, the Company had $4.4 billion in total debt outstanding, which consisted of notes and debentures of APA and Apache and finance lease obligations. As of March 31, 2026, current debt included $2 million of finance lease obligations and $132 million of APA and Apache notes coming due within the next year.
Indenture Debt Activity On March 15, 2026, APA and Apache repaid in cash on maturity the outstanding $79 million aggregate principal amount of their respective 7.70% Notes due 2026, plus accrued and unpaid interest to the maturity date.
On January 10, 2025, APA settled its private exchange and cash tender offers for certain notes and debentures issued by Apache under its indentures. In settling these offers pursuant to their respective terms, APA paid a total of $869 million in cash in the tender offers (comprised of tender offer consideration, exchange consideration for tendered notes exchanged, early participation premium, and accrued interest) for the aggregate $1 billion in principal amount of Apache notes tendered and accepted in the cash tender offers. The Company recognized a gain of $135 million on these purchases, including broker fees and loan costs.
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

Committed Credit Facilities On January 15, 2025, the Company entered into two unsecured syndicated credit agreements for general corporate purposes:
•One agreement is denominated in US dollars (the USD Agreement) and provides for an unsecured five-year revolving credit facility for loans and letters of credit, with aggregate commitments of US$2.0 billion (including a letter of credit subfacility of up to US$750 million, of which US$250 million currently is committed). APA may increase commitments up to an aggregate US$2.5 billion by adding new lenders or obtaining the consent of any increasing existing lenders. This facility matures in January 2030, subject to the Company’s two, one-year extension options.
•The second agreement is denominated in pounds sterling (the GBP Agreement) and provides for an unsecured five-year revolving credit facility, with aggregate commitments of £1.5 billion for loans and letters of credit. This facility matures in January 2030, subject to the Company’s two, one-year extension options.
As of March 31, 2026, there were no borrowings or letters of credit outstanding under the USD Agreement or the GBP Agreement. As of December 31, 2025, there were no borrowings or letters of credit outstanding under the USD Agreement and no borrowings and an aggregate £1.0 million in letters of credit outstanding under the GBP Agreement.
Uncommitted Lines of Credit Each of the Company and Apache, from time to time, has and uses uncommitted credit and letter of credit facilities for working capital and credit support purposes. As of March 31, 2026 and December 31, 2025, there were no outstanding borrowings under these facilities. As of March 31, 2026, there were £567 million and $10 million in letters of credit outstanding under these facilities. As of December 31, 2025, there were £901 million and $10 million in letters of credit outstanding under these facilities.
Commercial Paper Program The Company has a commercial paper program under which it from time to time may issue in private placements exempt from registration under the Securities Act short-term unsecured promissory notes (CP Notes) up to a maximum aggregate face amount of $2.0 billion outstanding at any time. The maturities of CP Notes may vary but may not exceed 397 days from the date of issuance. Outstanding CP Notes are supported by available borrowing capacity under the Company’s committed revolving credit facilities for general corporate purposes, which as of March 31, 2026, included the $2.0 billion USD Agreement.
The CP Notes are sold under customary market terms in the U.S. commercial paper market at a discount from par or at par and bear interest at rates determined at the time of issuance.
As of each of March 31, 2026 and December 31, 2025, the Company had no CP Notes outstanding.
Subsequent Events—Indenture Debt Activity On April 6, 2026, APA and Apache fully redeemed their respective 4.875% Notes due 2027 and 4.375% Notes due 2028. Note holders were paid an aggregate $425 million in cash (comprised of outstanding principal amounts and make-whole premiums), plus accrued and unpaid interest to the redemption date.
On April 15, 2026, APA and Apache repaid in cash on maturity the outstanding $132 million aggregate principal amount of their respective 7.95% Notes due 2026, plus accrued and unpaid interest to the maturity date.
Off-Balance Sheet Arrangements The Company enters into customary agreements in the oil and gas industry for drilling rig commitments, firm transportation agreements, and other obligations that may not be recorded on the Company’s consolidated balance sheet. For more information regarding these and other contractual arrangements, please refer to “Contractual Obligations” in Part II, Item 7 of APA’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no material changes to the contractual obligations described therein.

Potential Decommissioning Obligations on Sold Properties
In 2013, Apache sold its Gulf of America (GOA) Shelf operations and properties and its GOA operating subsidiary, GOM Shelf LLC (GOM Shelf) to Fieldwood Energy LLC (Fieldwood). Fieldwood assumed the obligation to decommission the properties held by GOM Shelf and the properties acquired from Apache and its other subsidiaries (collectively, the Legacy GOA Assets). On February 14, 2018, Fieldwood filed for (and subsequently emerged from) Chapter 11 bankruptcy protection. On August 3, 2020, Fieldwood filed for (and subsequently emerged from) Chapter 11 bankruptcy protection for a second time. Upon emergence from this second bankruptcy, the Legacy GOA Assets were separated into a standalone company, which was subsequently merged into GOM Shelf. Under GOM Shelf’s limited liability company agreement, the proceeds of production of the Legacy GOA Assets are to be used to fund the operation of GOM Shelf and the decommissioning of Legacy GOA Assets. The decommissioning obligations for the Legacy GOA Assets are partially secured by a trust account of which Apache is a beneficiary and which is funded by net profits interests (NPIs) depending on future oil prices. In addition, after such sources have been exhausted, Apache agreed upon resolution of GOM Shelf’s second bankruptcy to loan GOM Shelf of up to $400 million to perform decommissioning, with such loans and related obligations secured by first and prior liens on the Legacy GOA Assets.
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
As of March 31, 2026, the Company recorded an asset of $41 million, representing the remaining amount the Company expects to be reimbursed from security related to these decommissioning costs.
The Company has also recorded contingent liabilities in the amounts of $878 million and $881 million for the periods ended March 31, 2026 and December 31, 2025, respectively, representing the estimated costs of decommissioning it may be required to perform on the Legacy GOA Assets. There have been no other changes in estimates from December 31, 2025 that would have a material impact on the Company’s financial position, results of operations, or liquidity.
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
Commodity Price Risk
The Company’s revenues, earnings, cash flow, capital investments and, ultimately, future rate of growth are highly dependent on the prices the Company receives for its crude oil, natural gas, and NGLs, which have historically been very volatile because of unpredictable events such as economic growth or retraction, weather, political climate, and global supply and demand. The Company continually monitors its market risk exposure, as oil and gas supply and demand are impacted by uncertainties in the commodity and financial markets, actions taken by foreign oil and gas producing nations, including OPEC+, and other current events.
The Company’s average crude oil price realizations increased 7 percent from $73.73 per barrel to $78.69 per barrel during the first quarters of 2025 and 2026, respectively. The Company’s average natural gas price realizations decreased 25 percent from $2.81 per Mcf to $2.12 per Mcf during the first quarters of 2025 and 2026, respectively. The Company’s average NGL price realizations decreased 27 percent from $28.75 per barrel to $20.96 per barrel during the first quarters of 2025 and 2026, respectively. Based on average daily production for the first quarter of 2026, a $1.00 per barrel change in the weighted average realized oil price would have increased or decreased revenues for the quarter by approximately $21 million, a $0.10 per Mcf change in the weighted average realized natural gas price would have increased or decreased revenues for the quarter by approximately $7 million, and a $1.00 per barrel change in the weighted average realized NGL price would have increased or decreased revenues for the quarter by approximately $7 million.

The Company periodically enters into derivative positions on a portion of its projected crude oil and natural gas production through a variety of financial and physical arrangements intended to manage fluctuations in cash flows resulting from changes in commodity prices. Such derivative positions may include the use of futures contracts, swaps, and/or options. The Company does not hold or issue derivative instruments for trading purposes. As of March 31, 2026, the Company had open natural gas derivatives not designated as cash flow hedges in a liability position with a fair value of $122 million. A 10 percent increase in natural gas prices would decrease the liability by approximately $21 million, while a 10 percent decrease in prices would increase the liability by approximately $21 million. These fair value changes assume volatility based on prevailing market parameters at March 31, 2026. Refer to Note 4—Derivative Instruments and Hedging Activities in the Notes to Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for notional volumes and terms with the Company’s derivative contracts.
Interest Rate Risk
As of March 31, 2026, the Company had $4.4 billion, net, in outstanding notes and debentures, all of which was fixed-rate debt, with a weighted average interest rate of 5.62 percent. Although near-term changes in interest rates may affect the fair value of fixed-rate debt, such changes do not expose the Company to the risk of earnings or cash flow loss associated with that debt.
The Company is also exposed to interest rate risk related to its interest-bearing cash and cash equivalents balances and amounts outstanding under its term loan facility, commercial paper program, and syndicated credit facilities. As of March 31, 2026, the Company had approximately $293 million in cash and cash equivalents, approximately 93 percent of which was invested in money market funds and short-term investments with major financial institutions. As of March 31, 2026, there were no borrowings outstanding under the Company’s term loan facility, commercial paper program, and syndicated revolving credit facilities. Changes in the interest rate applicable to short-term investments, term loan facility, commercial paper program, and credit facility borrowings are expected to have an immaterial impact on earnings and cash flows but could impact interest costs associated with future debt issuances or any future borrowings.
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
Foreign currency gains and losses also arise when monetary assets and monetary liabilities denominated in foreign currencies are translated at the end of each month. Foreign currency gains and losses are included as either a component of “Other” under “Revenues and Other” or, as is the case when the Company re-measures its foreign tax liabilities, as a component of the Company’s provision for income tax expense on the statement of consolidated operations. Foreign currency net gain or loss would not be material from a 10 percent weakening or strengthening, respectively, in the British pound as of March 31, 2026.
The Company is subject to increased foreign currency risk associated with the effects of decommissioning obligations in the North Sea. The Company has periodically entered into foreign exchange contracts in order to minimize the impact of fluctuating exchange rates for the British pound on the Company’s operating expenses. As of March 31, 2026, the Company had outstanding foreign exchange contracts with a total notional amount of £108 million that are used to reduce its exposure to fluctuating foreign exchange rates for the British Pound. A 10 percent strengthening of the British pound against the U.S. dollar would result in a foreign currency net gain of $6 million, while a 10 percent weakening of the British pound against the U.S. dollar would result in a loss of $14 million.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Company’s Chief Executive Officer, in his capacity as principal executive officer, and Ben C. Rodgers, the Company’s Executive Vice President and Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2026, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that the information the Company is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
Refer to Part I, Item 3—Legal Proceedings of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and Note 10—Commitments and Contingencies in the Notes to the Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q (which is hereby incorporated by reference herein), for a description of material legal proceedings.
ITEM 1A.    RISK FACTORS
Except as set forth herein, there have been no material changes to the risk factors disclosed in Part I, Item 1A—Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
RISKS RELATED TO INTERNATIONAL OPERATIONS
Escalation of the current armed conflict involving Iran could further increase commodity price volatility, disrupt global energy markets and infrastructure, and adversely affect the Company’s operations, financial condition, and cash flows.
The ongoing conflict involving Iran has caused significant uncertainty in global energy and financial markets and disrupted supply chains. Escalation of the conflict or a broader regional conflict could further disrupt the production, transportation, and export of crude oil, natural gas (including liquefied natural gas), and NGLs, including through additional damage to or targeting of energy infrastructure, pipelines, refineries, export terminals, and related facilities. In addition, while not currently involving the Company’s assets or operations, instability affecting key transit routes, including the Strait of Hormuz, has resulted in shipping delays, rerouting, increased transportation and insurance costs, and reduced market access for the oil and gas industry in the Middle East, further contributing to commodity price volatility. The current elevated commodity price environment may increase input costs and contribute to broader inflationary pressures, including from the Company’s suppliers and contractors, and may reduce demand for the products the Company produces. Conversely, any resolution or de-escalation of the conflict could result in a rapid decline in commodity prices, which may adversely impact the Company’s revenues and operating results.
The conflict also heightens the risk of indirect impacts on the Company’s business. State or state-sponsored cyber actors may target energy companies, critical infrastructure, financial institutions, or service providers, which could result in operational disruptions, loss of data, or other adverse effects. Regional instability may also affect countries in which the Company operates, including Egypt, by impairing government finances, limiting access to foreign currency, or delaying payments, which could adversely affect the Company’s ability to receive timely payment for production or repatriate funds. In addition, supply disruptions may increase reliance on domestically produced oil and natural gas in countries in which the Company operates, including Egypt, which could reduce volumes available for export and negatively impact realized prices. The occurrence of any of these events, individually or in combination, could materially adversely affect the Company’s business, financial condition, liquidity, and results of operations.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the third quarter of 2022, the Company's Board of Directors authorized the purchase of 40 million shares of the Company’s common stock. Shares may be purchased either in the open market or through privately negotiated transactions. The Company is not obligated to acquire any specific number of shares and did not purchase any shares during the quarter ended March 31, 2026. The maximum number of shares that may yet be purchased under the current authorization is 21.9 million.
ITEM 5.    OTHER INFORMATION
During the quarter ended March 31, 2026, none of the Company’s officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K promulgated under the Securities Act).

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
*101
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Statement of Consolidated Operations, (ii) Statement of Consolidated Comprehensive Income, (iii) Statement of Consolidated Cash Flows, (iv) Consolidated Balance Sheet, (v) Statement of Consolidated Changes in Equity and Noncontrolling Interests and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

APA CORPORATION

Dated:	May 7, 2026	/s/ BEN C. RODGERS
Ben C. Rodgers
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	May 7, 2026	/s/ ROBERT P. RAYPHOLE
Robert P. Rayphole
Vice President, Chief Accounting Officer, and Controller
(Principal Accounting Officer)