Form 10-Q
period 2026-06-30
APA Corp
filed 2026-08-06
CIK 1841666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of registrant’s common stock outstanding as of July 31, 2026	350,351,510

FORWARD-LOOKING STATEMENTS AND RISKS
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected revenues, projected costs, anticipated savings (including estimated run-rate or annualized savings), debt repayments (including debt reduction targets and associated timelines), pending acquisitions, and plans and objectives of management for future operations and capital returns framework, are forward-looking statements. Such forward-looking statements are based on the Company’s examination of historical operating trends, the information that was used to prepare its estimate of proved reserves as of December 31, 2025, and other data in the Company’s possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “target,” “believe,” “continue,” “seek,” “guidance,” “goal,” “might,” “outlook,” “possibly,” “potential,” “predict,” “prospect,” “should,” “would,” or similar terminology or the negative of these terms, but the absence of these words does not mean that a statement is not forward looking. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable under the circumstances, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, its assumptions about:
•changes in local, regional, national, and international economic conditions;
•the market and Company-realized prices of oil, natural gas, natural gas liquids (NGLs), and other products or services, including the prices received for natural gas purchased from third parties to sell and deliver to a U.S. LNG export facility;
•the Company’s commodity hedging arrangements;
•the supply and demand for oil, natural gas, NGLs, and other products or services;
•production and reserve levels;
•drilling risks and rig activities, including oil- versus gas-focused drilling;
•economic and competitive conditions, including market and macroeconomic disruptions resulting from trade tensions between the U.S. and other countries;
•actions taken by foreign oil and gas producing nations, including the Organization of the Petroleum Exporting Countries (OPEC) and non-OPEC members that participate in OPEC initiatives (OPEC+), and the impact of any nation exiting OPEC;
•the impact and duration of armed conflicts, including those involving the United States, Iran, Russia, Ukraine, Israel, and other parties in the Middle East;
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
•asset and entity acquisitions or divestitures, including the pending acquisition of Savant Alaska LLC, the expected closing thereof, and the anticipated benefits resulting therefrom;
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
•other risks and uncertainties disclosed in the Company’s second-quarter 2026 earnings release;
•other factors disclosed under Part II, Item 1A—Risk Factors of this Quarterly Report on Form 10-Q and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026; and
•other factors disclosed in the other filings that the Company makes with the Securities and Exchange Commission.
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

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

	(In millions, except per share data)
REVENUES AND OTHER:
Oil, natural gas, and natural gas liquids production revenues	$2,037	$1,718	$3,979	$3,757
Purchased oil and gas sales	336	460	721	1,057
Total revenues	2,373	2,178	4,700	4,814
Derivative instrument gains (losses), net	8	138	(105)	110
Gain (loss) on divestitures, net	(2)	282	(2)	280
Other, net	20	14	21	20
	2,399	2,612	4,614	5,224
OPERATING EXPENSES:
Lease operating expenses	353	367	715	774
Gathering, processing, and transmission	87	104	178	208
Purchased oil and gas costs (proceeds)	(122)	304	(47)	778
Taxes other than income	61	54	118	128
Exploration	58	43	84	73
General and administrative	68	66	183	164
Transaction, reorganization, and separation	12	11	19	48
Depreciation, depletion, and amortization	504	530	1,057	1,173
Asset retirement obligation accretion	43	39	85	78
Financing costs, net	58	66	115	9
	1,122	1,584	2,507	3,433
NET INCOME BEFORE INCOME TAXES	1,277	1,028	2,107	1,791
Current income tax provision	234	232	536	538
Deferred income tax provision	216	131	201	170
NET INCOME INCLUDING NONCONTROLLING INTERESTS	827	665	1,370	1,083
Net income attributable to noncontrolling interest	80	62	177	133
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$747	$603	$1,193	$950

NET INCOME PER COMMON SHARE:
Basic	$2.11	$1.67	$3.37	$2.62
Diluted	$2.11	$1.67	$3.37	$2.62
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	353	361	353	362
Diluted	354	361	354	362
The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

	(In millions)
NET INCOME INCLUDING NONCONTROLLING INTERESTS	$827	$665	$1,370	$1,083
OTHER COMPREHENSIVE LOSS, NET OF TAX:
Pension and postretirement benefit plan	(1)	(1)	(1)	(1)
COMPREHENSIVE INCOME INCLUDING NONCONTROLLING INTERESTS	826	664	1,369	1,082
Comprehensive income attributable to noncontrolling interest	80	62	177	133
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCK	$746	$602	$1,192	$949

The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2026	2025

	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interests	$1,370	$1,083
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized derivative instrument gains, net	(70)	(108)
(Gain) loss on divestitures, net	2	(280)
Exploratory dry hole expense and unproved leasehold impairments	56	43
Depreciation, depletion, and amortization	1,057	1,173
Asset retirement obligation accretion	85	78
Provision for deferred income taxes	201	170
(Gain) loss on extinguishment of debt	4	(145)
Other, net	(6)	18
Changes in operating assets and liabilities:
Receivables	(147)	433
Inventories	(26)	5
Drilling advances and other current assets	(33)	222
Deferred charges and other long-term assets	(3)	1
Accounts payable	(123)	(153)
Accrued expenses	(50)	(204)
Deferred credits and noncurrent liabilities	(57)	(59)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,260	2,277
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to upstream oil and gas property	(1,111)	(1,437)
Leasehold and property acquisitions	(6)	(20)
Proceeds from asset divestitures	—	571
Other, net	(16)	5
NET CASH USED IN INVESTING ACTIVITIES	(1,133)	(881)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on commercial paper and revolving credit facilities, net	—	(333)
Payments on term loan facility	—	(900)
Fixed-rate debt borrowings	—	846
Payments on fixed-rate debt	(754)	(954)
Distributions to noncontrolling interest	(164)	(217)
Treasury stock activity, net	(100)	(150)
Dividends paid to APA common stockholders	(177)	(181)
Other, net	(4)	(25)
NET CASH USED IN FINANCING ACTIVITIES	(1,199)	(1,914)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(72)	(518)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	516	625
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$444	$107

SUPPLEMENTARY CASH FLOW DATA:
Interest paid, net of capitalized interest	$117	$155
Income taxes paid, net of refunds	477	542
The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30, 2026	December 31, 2025

	(In millions, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$444	$516
Receivables, net of allowance of $125 and $140	1,222	1,062
Other current assets (Note 5)	611	543
	2,277	2,121
PROPERTY AND EQUIPMENT:
Oil and gas properties	46,724	45,507
Gathering, processing, and transmission facilities	445	445
Other	535	536
Less: Accumulated depreciation, depletion, and amortization	(34,805)	(33,740)
	12,899	12,748
OTHER ASSETS:
Deferred tax asset (Note 9)	2,126	2,328
Deferred charges and other	671	564
	$17,973	$17,761

LIABILITIES, NONCONTROLLING INTERESTS, AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$730	$871
Current debt	2	213
Other current liabilities (Note 6)	1,675	1,487
	2,407	2,571
LONG-TERM DEBT (Note 8)	3,741	4,280
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Asset retirement obligation (Note 7)	2,723	2,699
Decommissioning contingency for sold Gulf of America properties (Note 10)	677	782
Other	481	426
	3,881	3,907
EQUITY:
Common stock, $0.625 par, 860,000,000 shares authorized, 492,577,134 and 492,038,127 shares issued, respectively	308	308
Paid-in capital	12,741	12,816
Retained earnings (accumulated deficit)	384	(721)
Treasury stock, at cost, 141,910,293 and 139,073,481 shares, respectively	(6,421)	(6,320)
Accumulated other comprehensive income	9	10
APA SHAREHOLDERS’ EQUITY	7,021	6,093
Noncontrolling interest	923	910
TOTAL EQUITY	7,944	7,003
	$17,973	$17,761

The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(Unaudited)

	Common Stock	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income	APA SHAREHOLDERS’ EQUITY	Noncontrolling Interest	TOTAL EQUITY

	(In millions)
For the Quarter Ended June 30, 2025
Balance at March 31, 2025	$307	$13,063	$(1,808)	$(6,138)	$12	$5,436	$1,027	$6,463
Net income attributable to common stock	—	—	603	—	—	603	—	603
Net income attributable to noncontrolling interest	—	—	—	—	—	—	62	62
Distributions to noncontrolling interest	—	—	—	—	—	—	(91)	(91)
Common dividends declared ($0.25 per share)	—	(90)	—	—	—	(90)	—	(90)
Treasury stock activity, net	—	—	—	(51)	—	(51)	—	(51)
Other	1	7	—	—	(1)	7	—	7
Balance at June 30, 2025	$308	$12,980	$(1,205)	$(6,189)	$11	$5,905	$998	$6,903

For the Quarter Ended June 30, 2026
Balance at March 31, 2026	$308	$12,733	$(275)	$(6,320)	$10	$6,456	$942	$7,398
Net income attributable to common stock	—	—	747	—	—	747	—	747
Net income attributable to noncontrolling interest	—	—	—	—	—	—	80	80
Distributions to noncontrolling interest	—	—	—		—	—	(99)	(99)
Common dividends declared ($0.25 per share)	—	—	(88)		—	(88)	—	(88)
Treasury stock activity, net	—	—	—	(101)	—	(101)	—	(101)
Other	—	8	—	—	(1)	7	—	7
Balance at June 30, 2026	$308	$12,741	$384	$(6,421)	$9	$7,021	$923	$7,944

The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY AND NONCONTROLLING INTERESTS - Continued
(Unaudited)

	Common Stock	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income	APA SHAREHOLDERS’ EQUITY	Noncontrolling Interest	TOTAL EQUITY

	(In millions)
For the Six Months Ended June 30, 2025
Balance at December 31, 2024	$307	$13,153	$(2,155)	$(6,037)	$12	$5,280	$1,082	$6,362
Net income attributable to common stock	—	—	950	—	—	950	—	950
Net income attributable to noncontrolling interest	—	—	—	—	—	—	133	133
Distributions to noncontrolling interest	—	—	—	—	—	—	(217)	(217)
Common dividends declared ($0.50 per share)	—	(181)	—	—	—	(181)	—	(181)
Treasury stock activity, net	—	—	—	(152)	—	(152)	—	(152)
Other	1	8	—	—	(1)	8	—	8
Balance at June 30, 2025	$308	$12,980	$(1,205)	$(6,189)	$11	$5,905	$998	$6,903

For the Six Months Ended June 30, 2026
Balance at December 31, 2025	$308	$12,816	$(721)	$(6,320)	$10	$6,093	$910	$7,003
Net income attributable to common stock	—	—	1,193	—	—	1,193	—	1,193
Net income attributable to noncontrolling interest	—	—	—	—	—	—	177	177
Distributions to noncontrolling interest	—	—	—	—	—	—	(164)	(164)
Common dividends declared ($0.50 per share)	—	(88)	(88)	—	—	(176)	—	(176)
Treasury stock activity, net	—	—	—	(101)	—	(101)	—	(101)
Other	—	13	—	—	(1)	12	—	12
Balance at June 30, 2026	$308	$12,741	$384	$(6,421)	$9	$7,021	$923	$7,944
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
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of June 30, 2026, the Company's significant accounting policies are consistent with those discussed in Note 1—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The Company’s financial statements for prior periods may include reclassifications that were made to conform to the current-year presentation.
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
During each of the quarters ended June 30, 2026 and June 30, 2025, the Company recorded no asset impairments in connection with fair value assessments.
Revenue Recognition
Receivables from contracts with customers, including receivables for purchased oil and gas sales and net of allowance for credit losses, were $1.0 billion and $826 million as of June 30, 2026 and December 31, 2025, respectively. Payments under all contracts with customers are typically due and received within a short-term period of one year or less, after physical delivery of the product or service has been rendered. The Company monitors its receivable balance and exposure as part of its ongoing credit risk management process.
Oil and gas production revenues include income taxes that will be paid to the Arab Republic of Egypt by the Egyptian General Petroleum Corporation (EGPC) on behalf of the Company. Revenue and associated expenses related to such tax volumes are recorded as “Oil, natural gas, and natural gas liquids production revenues” and “Current income tax provision,” respectively, in the Company’s statement of consolidated operations.
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
Inventories
Inventories consist principally of tubular goods and equipment and are stated at the lower of weighted-average cost or net realizable value. Oil produced but not sold, primarily in the North Sea, is also recorded to inventory and is stated at the lower of the cost to produce or net realizable value. No inventory impairments were recognized in either of the quarters ended June 30, 2026 and June 30, 2025.
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
When circumstances indicate that the carrying value of proved oil and gas properties may not be recoverable, the Company compares unamortized capitalized costs to the expected undiscounted pre-tax future cash flows for the associated assets grouped at the lowest level for which identifiable cash flows are independent of cash flows of other assets. If the expected undiscounted pre-tax future cash flows, based on the Company’s estimate of future crude oil and natural gas prices, operating costs, anticipated production from proved reserves and other relevant data, are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value. The Company recorded no proved oil and gas property impairments during either of the quarters ended June 30, 2026 and June 30, 2025.
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
Transaction, Reorganization, and Separation (TRS)
The Company recorded $12 million and $19 million of TRS costs during the second quarter and the first six months of 2026, respectively, and $11 million and $48 million of TRS costs during the second quarter and the first six months of 2025, respectively. TRS costs incurred in the first six months of 2026 comprised primarily organization restructuring and other consulting and transaction costs. TRS costs incurred in the first six months of 2025 comprised primarily employee separations and other cost-saving initiatives.
New Pronouncements Issued But Not Yet Adopted
There were no changes in recently issued or adopted accounting standards from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 that would have an expected material effect on the Company.
2.    ACQUISITIONS AND DIVESTITURES
2026 Activity
Leasehold and Property Acquisitions
During the second quarter and the first six months of 2026, the Company completed leasehold acquisitions, primarily in the Permian Basin, for aggregate cash consideration of approximately $2 million and $6 million, respectively.
2025 Activity
Leasehold and Property Acquisitions
During the second quarter and the first six months of 2025, the Company completed leasehold acquisitions, primarily in the Permian Basin, for aggregate cash consideration of approximately $7 million and $20 million, respectively.

U.S. Divestiture
During the second quarter of 2025, the Company completed the sale of all of its New Mexico Permian assets. The assets had a carrying value of $300 million and associated retirement obligation of $9 million, which were exchanged for total cash consideration of $573 million, inclusive of post-closing adjustments. The Company received cash of $567 million during the second quarter of 2025 and received the remaining balance in the third quarter of 2025. The Company recognized a gain of $282 million during the second quarter of 2025 in association with this sale. Proceeds from the transaction were used primarily for debt reduction.
3.    CAPITALIZED EXPLORATORY WELL COSTS
The Company’s capitalized exploratory well costs were $340 million and $338 million as of June 30, 2026 and December 31, 2025, respectively. The increase is primarily attributable to additional drilling activity, partially offset by successful transfer of well costs and wells charged to dry hole expense in Egypt. No suspended exploratory well costs previously capitalized for greater than one year at December 31, 2025 were charged to dry hole expense during the first six months of 2026. During the first six months of 2025, approximately $8 million of suspended well costs previously capitalized for greater than one year at December 31, 2024 were charged to dry hole expense.
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
Counterparty Risk
The use of derivative instruments exposes the Company to credit loss in the event of nonperformance by the counterparty. To reduce the concentration of exposure to any individual counterparty, the Company utilizes a diversified group of investment-grade rated counterparties, primarily financial institutions, for its derivative transactions. As of June 30, 2026, the Company had derivative positions with 11 counterparties. The Company monitors counterparty creditworthiness on an ongoing basis; however, it cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, the Company may be limited in its ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, the Company may not realize the benefit of some of its derivative instruments resulting from lower commodity prices.
Derivative Instruments
Commodity Derivative Instruments
As of June 30, 2026, the Company had the following open natural gas financial basis swap contracts:

		Basis Swap Purchased		Basis Swap Sold
Production Period	Settlement Index	MMBtu (in 000’s)	Weighted Average Price Differential	MMBtu (in 000’s)	Weighted Average Price Differential
July—December 2026	NYMEX Henry Hub/IF Waha	45,080	$(1.96)	—	—
Foreign Currency Derivative Instruments
The Company has open foreign currency costless collar contracts in GBP/USD for £12 million per each calendar month for 2026, with a weighted average floor and ceiling price of $1.32 and $1.40 per GBP, respectively.

Fair Value Measurements
The following table presents the Company’s derivative assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Price in Active Markets (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Netting(1)	Carrying Amount

	(In millions)
June 30, 2026
Liabilities:
Commodity derivative instruments	$—	$6	$—	$6	$—	$6
Foreign currency derivative instruments	—	1	—	1	—	1
December 31, 2025
Liabilities:
Commodity derivative instruments	—	77	—	77	—	77
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

	June 30, 2026	December 31, 2025

	(In millions)
Current Liabilities: Other current liabilities	$7	$77
Total derivative liabilities	$7	$77
Derivative Activity Recorded in the Statement of Consolidated Operations
The following table summarizes the effect of derivative instruments on the Company’s statement of consolidated operations:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

	(In millions)
Realized:
Commodity derivative instruments	$(109)	$2	$(175)	$2
Realized gains (losses), net	(109)	2	(175)	2
Unrealized:
Commodity derivative instruments	116	138	71	110
Contingent consideration arrangements	—	(2)	—	(2)
Foreign currency derivative instruments	1	—	(1)	—
Unrealized gains, net	117	136	70	108
Derivative instrument gains (losses), net	$8	$138	$(105)	$110
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

5.    OTHER CURRENT ASSETS
The following table provides detail of the Company’s other current assets:

	June 30, 2026	December 31, 2025

	(In millions)
Inventories	$371	$351
Drilling advances	130	93
Prepaid assets and other	110	99
Total Other current assets	$611	$543
6.    OTHER CURRENT LIABILITIES
The following table provides detail of the Company’s other current liabilities:

	June 30, 2026	December 31, 2025

	(In millions)
Accrued operating expenses	$157	$129
Accrued exploration and development	421	289
Accrued compensation and benefits	197	265
Accrued interest	78	88
Accrued income taxes	164	112
Current asset retirement obligation	207	181
Current operating lease liability	138	97
Current decommissioning contingency for sold Gulf of America properties	170	99
Other	143	227
Total Other current liabilities	$1,675	$1,487
7.    ASSET RETIREMENT OBLIGATION
The following table describes changes to the Company’s asset retirement obligation (ARO) liability:

(In millions)
Asset retirement obligation, December 31, 2025	$2,880
Liabilities incurred	7
Liabilities settled	(45)
Liabilities divested	1
Accretion expense	85
Revisions in estimated liabilities	2
Asset retirement obligation, June 30, 2026	2,930
Less current portion	(207)
Asset retirement obligation, long-term	$2,723

8.    DEBT AND FINANCING COSTS
The following table presents the carrying values of the Company’s debt:

	June 30, 2026	December 31, 2025

	(In millions)
APA notes and debentures before unamortized discount and debt issuance costs(1)	$3,178	$3,579
Apache notes and debentures before unamortized discount and debt issuance costs(2)	582	932
Apache finance lease obligations	26	28
Unamortized discount	(21)	(23)
Debt issuance costs	(22)	(23)
Total debt	3,743	4,493
Current maturities	(2)	(213)
Long-term debt	$3,741	$4,280
(1) The fair values of the APA notes and debentures were $3.1 billion and $3.4 billion as of June 30, 2026 and December 31, 2025, respectively.
(2) The fair values of the Apache notes and debentures were $534 million and $881 million as of June 30, 2026 and December 31, 2025, respectively. The Company uses a market approach to determine the fair values of its notes and debentures using estimates provided by an independent investment financial data services firm (a Level 2 fair value measurement).
At each of June 30, 2026 and December 31, 2025, current debt included $2 million of finance lease obligations.
Financing Costs, Net
The following table presents the components of the Company’s financing costs, net:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

	(In millions)
Interest expense	$69	$86	$139	$177
Amortization of debt issuance costs	1	2	2	4
Capitalized interest	(16)	(16)	(30)	(20)
Loss (gain) on extinguishment of debt	4	(3)	4	(145)
Interest income	—	(3)	—	(7)
Financing costs, net	$58	$66	$115	$9
Indenture Debt Activity
On June 29, 2026, APA fully redeemed its privately placed 4.250% Notes due 2030, and Apache fully redeemed its 4.250% Notes due 2030. Noteholders were paid an aggregate $118 million in cash, which comprised outstanding principal amounts, plus accrued and unpaid interest to the redemption date.
On April 15, 2026, APA and Apache repaid in cash on maturity the outstanding $132 million aggregate principal amount of their respective 7.95% Notes due 2026, plus accrued and unpaid interest to the maturity date.
On April 6, 2026, APA and Apache fully redeemed their respective 4.875% Notes due 2027 and 4.375% Notes due 2028. Noteholders were paid an aggregate $425 million in cash, which comprised outstanding principal amounts and make-whole premiums, plus accrued and unpaid interest to the redemption date.
On March 15, 2026, APA and Apache repaid in cash on maturity the outstanding $79 million aggregate principal amount of their respective 7.70% Notes due 2026, plus accrued and unpaid interest to the maturity date.
During the six months ended June 30, 2025, the Company purchased in the open market and had canceled indebtedness issued under indentures of APA and Apache in an aggregate principal amount of $108 million for an aggregate purchase price of $100 million in cash, including accrued interest and broker fees, reflecting a discount to par of an aggregate $10 million. The Company recognized a $10 million gain on these repurchases.

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
As of June 30, 2026, there were no borrowings or letters of credit outstanding under the USD Agreement or the GBP Agreement. As of December 31, 2025, there were no borrowings or letters of credit outstanding under the USD Agreement and no borrowings and an aggregate £1.0 million in letters of credit outstanding under the GBP Agreement.
Uncommitted Lines of Credit
Each of the Company and Apache, from time to time, has and uses uncommitted credit and letter of credit facilities for working capital and credit support purposes. As of June 30, 2026 and December 31, 2025, there were no outstanding borrowings under these facilities. As of June 30, 2026, there were £567 million and $10 million in letters of credit outstanding under these facilities. As of December 31, 2025, there were £901 million and $10 million in letters of credit outstanding under these facilities.
Commercial Paper Program
The Company has a commercial paper program under which it from time to time may issue in private placements exempt from registration under the Securities Act short-term unsecured promissory notes (CP Notes) up to a maximum aggregate face amount of $2.0 billion outstanding at any time. The maturities of CP Notes may vary but may not exceed 397 days from the date of issuance. Outstanding CP Notes are supported by available borrowing capacity under the Company’s committed revolving credit facilities for general corporate purposes, which as of June 30, 2026, included the $2.0 billion USD Agreement.
The CP Notes are sold under customary market terms in the U.S. commercial paper market at a discount from par or at par and bear interest at rates determined at the time of issuance.
As of each of June 30, 2026 and December 31, 2025, the Company had no CP Notes outstanding.

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
The Company’s effective income tax rate for the six months ended June 30, 2026 differed from the U.S. federal statutory income tax rate of 21 percent due to taxes on foreign operations. The Company’s effective income tax rate for the six months ended June 30, 2025 differed from the U.S. federal statutory income tax rate of 21 percent due to taxes on foreign operations and a deferred tax expense related to the remeasurement of taxes in the U.K. as a result of the enactment of Finance Act 2025 on March 20, 2025.
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
10.    COMMITMENTS AND CONTINGENCIES
Legal Matters
The Company is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls, which also may include controls related to the potential impacts of climate change. As of June 30, 2026, the Company has an accrued liability of approximately $26 million for all legal contingencies that are deemed to be probable of occurring and can be reasonably estimated. The Company’s estimates are based on information known about the matters and its experience in contesting, litigating, and settling similar matters. Although actual amounts could differ from management’s estimate, none of the actions are believed by management to involve future amounts that would be material to the Company’s financial position, results of operations, or liquidity after consideration of recorded accruals. With respect to material matters for which the Company believes an unfavorable outcome is reasonably possible, the Company has disclosed the nature of the matter and a range of potential exposure, unless an estimate cannot be made at this time. It is management’s opinion that the loss for any other litigation matters and claims that are reasonably possible to occur will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
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
Environmental Matters
As of June 30, 2026, the Company had an undiscounted reserve for environmental remediation of approximately $2 million.
On May 11, 2026, the Company received a draft Administrative Penalty Assessment from the U.S. Environmental Protection Agency concerning a December 12, 2025 Notice of Violation alleging violations of the Clean Air Act. The Notice of Violation followed helicopter flyovers between July 22, 2024, and August 19, 2024, at several of the Company’s oil and natural gas production facilities in the Texas Permian Basin. The notice and draft Administrative Penalty Assessment involve alleged emissions control and reporting violations. The Company is cooperating with the EPA and, while the Company is unable to reasonably estimate any potential loss associated with this matter, it is possible that resolution of this matter may result in a fine or penalty in excess of $300,000.
The Company is not aware of any environmental claims existing as of June 30, 2026, that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity. There can be no assurance, however, that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered on the Company’s properties.
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
As of June 30, 2026, the Company has recorded an asset of $41 million representing the remaining amount the Company expects to be reimbursed from security related to these decommissioning costs.
The Company has also recorded contingent liabilities in the amounts of $847 million and $881 million for the periods ended June 30, 2026 and December 31, 2025, respectively, representing the estimated costs of decommissioning it may be required to perform on the Legacy GOA Assets. There have been no other changes in estimates from December 31, 2025 that would have a material impact on the Company’s financial position, results of operations, or liquidity.
11.    CAPITAL STOCK
Net Income per Common Share
The following table presents a reconciliation of the components of basic and diluted net income per common share in the consolidated financial statements:

	For the Quarter Ended June 30,
	2026			2025
	Income	Shares	Per Share	Income	Shares	Per Share

	(In millions, except per share amounts)
Basic:
Income attributable to common stock	$747	353	$2.11	$603	361	$1.67
Effect of Dilutive Securities:
Stock compensation awards	$—	1	$—	$—	—	$—
Diluted:
Income attributable to common stock	$747	354	$2.11	$603	361	$1.67

	For the Six Months Ended June 30,
	2026			2025
	Income	Shares	Per Share	Income	Shares	Per Share

	(In millions, except per share amounts)
Basic:
Income attributable to common stock	$1,193	353	$3.37	$950	362	$2.62
Effect of Dilutive Securities:
Stock options and other	$—	1	$—	$—	—	$—
Diluted:
Income attributable to common stock	$1,193	354	$3.37	$950	362	$2.62
The diluted earnings per share calculation excludes 0.8 million and 3.6 million of options and restricted stock units that were anti-dilutive during the second quarters of 2026 and 2025, respectively, and 0.9 million and 3.6 million during the first six months of 2026 and 2025, respectively.
Stock Repurchase Program
For each of the second quarter and the six months ended June 30, 2026, the Company repurchased 2.8 million shares at an average price of $35.26 per share, and as of June 30, 2026, the Company had remaining authorization to repurchase up to 19.0 million shares. In the second quarter of 2025, the Company repurchased approximately 2.7 million shares at an average price of $18.53 per share. For the six months ended June 30, 2025, the Company repurchased 7.1 million shares at an average price of $21.21 per share.

The Company repurchased 0.3 million shares at an average price of $35.61 per share in July 2026, and as of July 31, 2026, the Company had remaining authorization to repurchase up to 18.7 million shares.
The Company is not obligated to acquire any additional shares. Shares may be purchased either in the open market or through privately negotiated transactions.
Common Stock Dividend
For the quarters ended June 30, 2026 and June 30, 2025, the Company paid $88 million and $90 million, respectively, in dividends on its common stock. For the six months ended June 30, 2026 and June 30, 2025, the Company paid $177 million and $181 million, respectively, in dividends on its common stock.

12.    BUSINESS SEGMENT INFORMATION
As of June 30, 2026, the Company’s consolidated subsidiaries are engaged in exploration, development, and/or production across four operating segments: the U.S., Egypt, North Sea, and Suriname. The Company’s business explores for, develops, and produces crude oil, natural gas, and natural gas liquids. The Company also has exploration interests in Alaska, Uruguay, and other international locations that may, over time, result in reportable discoveries and development opportunities.
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
Financial information for each segment is presented below:

	U.S.	Egypt(1)(3)	North Sea	Other(2)	Total(3)

For the Quarter Ended June 30, 2026	(In millions)
Revenues:
Oil revenues	$1,106	$613	$107	$—	$1,826
Natural gas revenues	(109)	126	24	—	41
Natural gas liquids revenues	161	—	9	—	170
Oil, natural gas, and natural gas liquids production revenues	1,158	739	140	—	2,037
Purchased oil and gas sales	336	—	—	—	336
Realized losses on commodity derivative instruments	(109)	—	—	—	(109)
	1,385	739	140	—	2,264
Operating Expenses:
Lease operating expenses(4)	180	118	55	—	353
Gathering, processing, and transmission(4)	69	4	14	—	87
Purchased oil and gas costs (proceeds)	(122)	—	—	—	(122)
Taxes other than income(4)	61	—	—	—	61
Exploration(5)	6	50	—	2	58
Depreciation, depletion, and amortization(4)	340	133	31	—	504
Asset retirement obligation accretion	11	—	32	—	43
	545	305	132	2	984
Operating Income (Loss)(6)	$840	$434	$8	$(2)	1,280

Other Income (Expense):
Unrealized gains on derivative instruments					117
Loss on divestitures, net					(2)
Other, net					20
General and administrative					(68)
Transaction, reorganization, and separation					(12)
Financing costs, net					(58)
Income Before Income Taxes					$1,277

	U.S.	Egypt(1)(3)	North Sea	Other(2)	Total(3)

For the Six Months Ended June 30, 2026	(In millions)
Revenues:
Oil revenues	$1,915	$1,284	$271	$—	$3,470
Natural gas revenues	(121)	264	55	—	198
Natural gas liquids revenues	290	—	21	—	311
Oil, natural gas, and natural gas liquids production revenues	2,084	1,548	347	—	3,979
Purchased oil and gas sales	721	—	—	—	721
Realized losses on commodity derivative instruments	(175)	—	—	—	(175)
	2,630	1,548	347	—	4,525
Operating Expenses:
Lease operating expenses(4)	350	228	137	—	715
Gathering, processing, and transmission(4)	136	12	30	—	178
Purchased oil and gas costs (proceeds)	(47)	—	—	—	(47)
Taxes other than income(4)	118	—	—	—	118
Exploration(5)	9	69	1	5	84
Depreciation, depletion, and amortization(4)	682	284	91	—	1,057
Asset retirement obligation accretion	22	—	63	—	85
	1,270	593	322	5	2,190
Operating Income (Loss)(6)	$1,360	$955	$25	$(5)	2,335

Other Income (Expense):
Unrealized gains on derivative instruments					70
Loss on divestitures, net					(2)
Other, net					21
General and administrative					(183)
Transaction, reorganization, and separation					(19)
Financing costs, net					(115)
Income Before Income Taxes					$2,107

Total Assets(7)	$12,514	$3,125	$1,252	$1,082	$17,973

	U.S.	Egypt(1)(3)	North Sea	Other(2)	Total(3)

For the Quarter Ended June 30, 2025	(In millions)
Revenues:
Oil revenues	$730	$521	$130	$—	$1,381
Natural gas revenues	48	109	27	—	184
Natural gas liquids revenues	144	—	9	—	153
Oil, natural gas, and natural gas liquids production revenues	922	630	166	—	1,718
Purchased oil and gas sales	460	—	—	—	460
Realized gains on commodity derivative instruments	2	—	—	—	2
	1,384	630	166	—	2,180
Operating Expenses:
Lease operating expenses(4)	196	100	71	—	367
Gathering, processing, and transmission(4)	85	7	12	—	104
Purchased oil and gas costs	304	—	—	—	304
Taxes other than income(4)	54	—	—	—	54
Exploration(5)	1	40	—	2	43
Depreciation, depletion, and amortization(4)	328	149	53	—	530
Asset retirement obligation accretion	11	—	28	—	39
	979	296	164	2	1,441
Operating Income (Loss)(6)	$405	$334	$2	$(2)	739

Other Income (Expense):
Unrealized gains on derivative instruments					136
Gain on divestitures, net					282
Other, net					14
General and administrative					(66)
Transaction, reorganization, and separation					(11)
Financing costs, net					(66)
Income Before Income Taxes					$1,028

	U.S.	Egypt(1)(3)	North Sea	Other(2)	Total(3)

For the Six Months Ended June 30, 2025	(In millions)
Revenues:
Oil revenues	$1,546	$1,103	$332	$—	$2,981
Natural gas revenues	152	200	65	—	417
Natural gas liquids revenues	340	—	19	—	359
Oil, natural gas, and natural gas liquids production revenues	2,038	1,303	416	—	3,757
Purchased oil and gas sales	1,057	—	—	—	1,057
Realized gains on commodity derivative instruments	2	—	—	—	2
	3,097	1,303	416	—	4,816
Operating Expenses:
Lease operating expenses(4)	396	210	168	—	774
Gathering, processing, and transmission(4)	170	12	26	—	208
Purchased oil and gas costs	778	—	—	—	778
Taxes other than income(4)	128	—	—	—	128
Exploration(5)	3	60	1	9	73
Depreciation, depletion, and amortization(4)	747	302	124	—	1,173
Asset retirement obligation accretion	21	—	57	—	78
	2,243	584	376	9	3,212
Operating Income (Loss)(6)	$854	$719	$40	$(9)	1,604

Other Income (Expense):
Unrealized gains on derivative instruments					108
Gain on divestitures, net					280
Other, net					20
General and administrative					(164)
Transaction, reorganization, and separation					(48)
Financing costs, net					(9)
Income Before Income Taxes					$1,791

Total Assets(7)	$12,752	$3,386	$1,163	$777	$18,078
(1)Includes oil and gas production revenue that will be paid as taxes by EGPC on behalf of the Company for the quarters and six months ended June 30, 2026 and June 30, 2025 of:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

	(In millions)
Oil	$161	$125	$353	$276
Natural gas	33	26	73	50
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
(5)Exploration expense under Other primarily reflects the Company’s Suriname exploration activities.
(6)Operating income includes $1 million and $2 million of leasehold impairments for the second quarter and first six months of 2026, respectively. Operating income includes no leasehold impairments for the second quarter and first six months of 2025.
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
Overview
APA is an independent energy company that owns subsidiaries that explore for, develop, and produce crude oil, natural gas, and natural gas liquids (NGLs). The Company’s business has oil and gas exploration, development, appraisal, and/or ongoing operations primarily in four geographic areas: the U.S., Egypt, offshore the U.K. in the North Sea (North Sea), and offshore Suriname. APA also has exploration interests in Uruguay, Alaska, and other international locations that may, over time, result in reportable discoveries and development opportunities. As a holding company, APA Corporation’s primary assets are its ownership interests in its consolidated subsidiaries.
APA believes energy underpins global progress, and the Company wants to be a part of the solution as society works to meet growing global demand for reliable and affordable energy. APA strives to meet those challenges while creating value for all its stakeholders.
Uncertainties in the global supply chain and financial markets impact oil supply and demand and contribute to commodity price volatility. These uncertainties include the impacts and duration of armed conflicts involving the U.S., Iran, Russia, Ukraine, Israel, and other parties in the Middle East, inflation, current and potential tariffs or other trade barriers, global trade policies, and disputes, and actions taken by foreign oil and gas producing nations, including OPEC+. Despite these uncertainties, the Company is focused on its longer-term objectives: (1) to remain committed to providing affordable, reliable, and responsibly produced energy; (2) to deliver top operational performance across safety, environmental responsibility, execution, and risk management measures; (3) to maintain financial discipline by managing costs, protecting the balance sheet to underpin the generation of cash flow in excess of its upstream exploration, appraisal, and development capital program that can be directed to debt reduction, share repurchases, and other return of capital to its shareholders; and (4) to build and grow a diverse and balanced high-quality portfolio with scale through acquisitions, exploration, and organic opportunities.
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
In the second quarter of 2026, the Company continued its cost reduction efforts to drive sustainable cost savings for the long-term. The Company remained focused on reducing overhead costs, improving the capital cost structure for its drilling, completions, and facility investments, and driving efficiencies of day-to-day field operating practices. The Company has raised its expected annualized savings target to $500 million by the end of 2026, an increase of $50 million from its previous guidance.
The Company remains committed to its capital return framework for equity holders to participate more directly and materially in cash returns. The Company believes returning 60 percent of free cash flow annually through dividends and share repurchases creates a good balance for providing near-term cash returns to shareholders while still recognizing the importance of continued balance sheet strengthening.
•The Company pays a quarterly dividend of $0.25 per share on its common stock.
•Beginning in the fourth quarter of 2021 and through the end of the second quarter of 2026, the Company has repurchased 101.0 million shares of the Company’s common stock. Subsequent to the quarter ended June 30, 2026 through July 31, 2026, the Company repurchased 0.3 million shares, and as of July 31, 2026, the Company had remaining authorization to repurchase up to 18.7 million shares under the Company’s share repurchase programs.
•From year-end 2021 through the date of this filing, the Company has repaid $3.7 billion of long-term debt.

Financial and Operational Highlights
In the second quarter of 2026, the Company reported net income attributable to common stock of $747 million, or $2.11 per diluted share, compared to net income of $603 million, or $1.67 per diluted share, in the second quarter of 2025. In the first six months of 2026, the Company reported net income attributable to common stock of $1.2 billion, or $3.37 per diluted share, compared to net income of $950 million, or $2.62 per diluted share, in the first six months of 2025. The increase in net income in the second quarter and the first six months of 2026, compared to the second quarter and first six months of 2025, was primarily driven by higher oil revenues on stronger crude oil price realizations, improved margins on third-party purchased oil and gas activity and lower operating expenses driven by prior-year cost savings initiatives.
The Company generated $2.3 billion of cash from operating activities during the first six months of 2026, remaining flat when compared to the first six months of 2025. The Company paid $177 million in dividends to APA common stockholders and repurchased approximately $100 million of Company common stock during the first six months of 2026. The Company also repaid $752 million of long-term debt principal during the first six months of 2026.
Key operational highlights include:
United States
•Daily boe production from the Company’s U.S. assets, which decreased 9 percent from the second quarter of 2025, accounted for 64 percent of the Company’s worldwide production during the second quarter of 2026. The Company averaged five drilling rigs in the Permian Basin, including four rigs in the Southern Midland Basin and one rig in the Delaware Basin in the second quarter of 2026. The Company brought online 47 operated wells during the quarter. The Company’s core Permian Basin development program continues to represent a key area for the U.S. assets.
•APA holds approximately 750,000 MMBtu/d of firm capacity on various pipelines in the Permian Basin. As of June 30, 2026, the Company had open basis swap contracts which purchased Waha and sold NYMEX Henry Hub on approximately one-third of its firm transport capacity for 2026, thereby locking in a significant portion of cash flows associated with its gas trading activities for the near term. Refer to Note 4—Derivative Instruments and Hedging Activities for further discussion of these basis swap agreements.
•During the second quarter of 2026, the Company entered into an agreement to acquire Savant Alaska, LLC for approximately $70 million in upfront consideration, plus contingent payments tied to future development of the Company’s Alaska position. The to-be acquired infrastructure is expected to support operations beginning with 2026-2027 exploration and appraisal activities, while enhancing future development flexibility. Upon closing, the transaction is expected to add approximately 104,000 gross acres and approximately 1,500 b/d of oil production. The transaction is expected to close by year-end 2026.
International
•In Egypt, the Company averaged 12 drilling rigs and drilled 11 new productive wells during the second quarter of 2026. The Company also averaged 18 workover rigs as it continues optimizing drilling and workover activity for capital efficiency. Second quarter 2026 gross production from the Company’s Egypt assets increased 2 percent while net production decreased 13 percent from the second quarter of 2025. Second quarter 2026 net production was negatively impacted by higher price realizations and lower cost recovery volumes under the merged concession agreement.
•In Egypt, the Company expects approximately one-half of its rig activities to continue to be gas-focused and anticipates continued strong performance for the rest of the year, with realized gas prices increasing through the period.
•During the quarter, the Government of Egypt awarded the Company a five-year extension covering approximately 3.4 million acres of exploration acreage that was otherwise set to expire. In addition, approximately 400,000 acres of non-prospective acreage was not renewed in accordance with the applicable concession agreement terms. In connection with the extension, the Company committed to a drilling and seismic acquisition and reprocessing program, which it expects to complete in the normal course of operations.
•In Uruguay, the Company signed an agreement with Eni S.p.A. as a strategic partner in offshore Block 6. The Company will retain a 60 percent working interest, with Eni funding most of the initial exploration well planned for 2027.

Results of Operations
Oil, Natural Gas, and Natural Gas Liquids Production Revenues
Revenue
The Company’s production revenues and respective contribution to total revenues by country were as follows:

	For the Quarter Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution

	($ in millions)
Oil Revenues:
United States	$1,106	61%	$730	53%	$1,915	55%	$1,546	52%
Egypt(1)	613	33%	521	38%	1,284	37%	1,103	37%
North Sea	107	6%	130	9%	271	8%	332	11%
Total(1)	$1,826	100%	$1,381	100%	$3,470	100%	$2,981	100%

Natural Gas Revenues:
United States	$(109)	(266)%	$48	26%	$(121)	(61)%	$152	36%
Egypt(1)	126	307%	109	59%	264	133%	200	48%
North Sea	24	59%	27	15%	55	28%	65	16%
Total(1)	$41	100%	$184	100%	$198	100%	$417	100%

NGL Revenues:
United States	$161	95%	$144	94%	$290	93%	$340	95%
North Sea	9	5%	9	6%	21	7%	19	5%
Total(1)	$170	100%	$153	100%	$311	100%	$359	100%

Oil and Gas Revenues:
United States	$1,158	57%	$922	54%	$2,084	52%	$2,038	54%
Egypt(1)	739	36%	630	37%	1,548	39%	1,303	35%
North Sea	140	7%	166	9%	347	9%	416	11%
Total(1)	$2,037	100%	$1,718	100%	$3,979	100%	$3,757	100%
(1)    Includes revenues attributable to a noncontrolling interest in Egypt.

Production
The Company’s production volumes by country were as follows:

	For the Quarter Ended June 30,			For the Six Months Ended June 30,
	2026	Increase (Decrease)	2025	2026	Increase (Decrease)	2025
Oil Volume (b/d)
United States	123,455	—%	123,725	123,675	(1)%	124,420
Egypt(1)(2)	70,139	(19)%	86,210	78,392	(9)%	86,192
North Sea	17,676	(30)%	25,309	19,496	(23)%	25,258
Total	211,270	(10)%	235,244	221,563	(6)%	235,870

Natural Gas Volume (Mcf/d)
United States	403,474	(22)%	519,276	408,696	(25)%	546,853
Egypt(1)(2)	327,286	(5)%	345,649	354,196	7%	331,507
North Sea	21,365	(27)%	29,174	25,184	(17)%	30,383
Total	752,125	(16)%	894,099	788,076	(13)%	908,743

NGL Volume (b/d)
United States	72,487	(9)%	79,632	72,158	(8)%	78,525
North Sea	848	(28)%	1,186	999	(14)%	1,165
Total	73,335	(9)%	80,818	73,157	(8)%	79,690

BOE per day(3)
United States	263,187	(9)%	289,902	263,949	(10)%	294,087
Egypt(1)(2)	124,687	(13)%	143,818	137,425	(3)%	141,443
North Sea(4)	22,085	(30)%	31,358	24,692	(22)%	31,487
Total	409,959	(12)%	465,078	426,066	(9)%	467,017
(1)    Gross production volumes in Egypt were as follows:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Oil (b/d)	117,056	123,852	119,252	125,927
Natural Gas (Mcf/d)	538,925	479,235	528,333	468,157
(2)    Includes net production volumes per day attributable to a noncontrolling interest in Egypt of:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Oil (b/d)	23,386	28,762	26,138	28,754
Natural Gas (Mcf/d)	109,125	115,319	118,100	110,596
(3)    The table shows production on a boe basis in which natural gas is converted to an equivalent barrel of oil based on a 6:1 energy equivalent ratio. This ratio is not reflective of the price ratio between the two products.
(4)    Average sales volumes from the North Sea for the second quarters of 2026 and 2025 were 14,877 boe/d and 28,015 boe/d, respectively, and 21,539 boe/d and 32,336 boe/d for the first six months of 2026 and 2025, respectively. Sales volumes may vary from production volumes as a result of the timing of liftings.

Pricing
The Company’s average selling prices by country were as follows:

	For the Quarter Ended June 30,			For the Six Months Ended June 30,
	2026	Increase (Decrease)	2025	2026	Increase (Decrease)	2025
Average Oil Price – Per barrel
United States	$98.46	52%	$64.84	$85.54	25%	$68.64
Egypt	95.95	45%	66.39	90.48	28%	70.70
North Sea	110.78	66%	66.56	93.36	30%	71.61
Total	98.24	50%	65.58	87.89	26%	69.72

Average Natural Gas Price – Per Mcf
United States	$(2.98)	(389)%	$1.03	$(1.64)	(206)%	$1.54
Egypt	4.23	22%	3.48	4.12	23%	3.34
North Sea	15.88	36%	11.69	14.89	11%	13.42
Total	0.60	(74)%	2.28	1.39	(45)%	2.55

Average NGL Price – Per barrel
United States	$24.59	24%	$19.87	$22.26	(7)%	$23.91
North Sea	67.50	62%	41.62	55.59	20%	46.28
Total	25.41	24%	20.49	23.19	(6)%	24.54
Second-Quarter 2026 compared to Second-Quarter 2025
Crude Oil Crude oil revenues for the second quarter of 2026 totaled $1.8 billion, a $445 million increase from the comparative 2025 quarter. A 50 percent increase in average realized prices increased second-quarter 2026 oil revenues by $688 million compared to the second quarter of 2025, while 10 percent lower average daily sales volumes decreased revenues by $243 million. Crude oil accounted for 90 percent of total oil and gas production revenues and 52 percent of worldwide production in the second quarter of 2026. Crude oil prices realized during the second quarter of 2026 averaged $98.24 per barrel, compared to $65.58 per barrel in the comparative prior-year period.
The Company’s worldwide oil production decreased 24.0 Mb/d to 211.3 Mb/d during the second quarter of 2026 from the comparative prior-year period, primarily a result of the sale of non-core assets, natural production decline in the U.S. and North Sea, and operational downtime in the North Sea. Second quarter 2026 net production in Egypt was negatively impacted by higher price realizations and lower cost recovery volumes under the merged concession agreement. These decreases were partially offset by successful drilling activity in the Permian Basin.
Natural Gas Natural gas revenues for the second quarter of 2026 totaled $41 million, a $143 million decrease from the comparative 2025 quarter. A 74 percent decrease in average realized prices, driven by periods of negative pricing across the Permian Basin, decreased second-quarter 2026 natural gas revenues by $135 million compared to the second quarter of 2025, while 16 percent lower average daily production decreased gas revenues by $8 million. Natural gas accounted for 2 percent of total oil and gas production revenues and 31 percent of worldwide production during the second quarter of 2026.
The Company’s worldwide natural gas production decreased 142.0 MMcf/d to 752.1 MMcf/d during the second quarter of 2026 from the comparative prior-year period, primarily a result of increased volume curtailments at Alpine High compared with the 2025 period in response to extreme Waha basis differentials, including periods of negative pricing. These curtailments were undertaken to mitigate the economic impact of selling gas into constrained markets at uneconomic or negative prices. Natural gas production was also lower as a result of the sale of non-core assets in the U.S., and operational downtime in the North Sea.
NGL NGL revenues for the second quarter of 2026 totaled $170 million, a $17 million increase from the comparative 2025 quarter. A 24 percent increase in average realized prices increased second-quarter 2026 NGL revenues by $36 million compared to the second quarter of 2025, while 9 percent lower average daily production decreased revenues by $19 million. NGLs accounted for 8 percent of total oil and gas production revenues and 17 percent of worldwide production during the second quarter of 2026.

The Company’s worldwide NGL production decreased 7.5 Mb/d to 73.3 Mb/d during the second quarter of 2026 from the comparative prior-year period, primarily a result of increased volume curtailments compared with the 2025 period in response to extreme negative price basis differentials in the Permian Basin. NGL production was also lower as a result of the sale of non-core assets in the U.S., and operational downtime in the North Sea.
Year-to-Date 2026 compared to Year-to-Date 2025
Crude Oil Crude oil revenues for the first six months of 2026 totaled $3.5 billion, a $489 million increase from the comparative 2025 period. A 26 percent increase in average realized prices for the 2026 period increased oil revenues by $777 million compared to the prior-year period, while 6 percent lower average daily production decreased oil revenues by $288 million compared to the prior-year period. Crude oil revenues accounted for 87 percent of total oil and gas production revenues and 52 percent of worldwide production for the first six months of 2026. Crude oil prices realized during the first six months of 2026 averaged $87.89 per barrel, compared to $69.72 per barrel in the comparative prior-year period.
The Company’s worldwide oil production decreased 14.3 Mb/d to 221.6 Mb/d in the first six months of 2026 compared to the prior-year period, primarily a result of the sale of non-core assets and weather shut-ins in the U.S., operational downtime in the North Sea, and natural production decline across all assets. These decreases were partially offset by successful drilling activity in the Permian Basin.
Natural Gas Natural gas revenues for the first six months of 2026 totaled $198 million, a $219 million decrease from the comparative 2025 period. A 45 percent decrease in average realized prices, driven by periods of negative pricing across the Permian Basin, decreased natural gas revenues for the 2026 period by $189 million compared to the prior-year period, while 13 percent lower average daily production decreased revenues by $30 million compared to the prior-year period. Natural gas revenues accounted for 5 percent of total oil and gas production revenues and 31 percent of worldwide production for the first six months of 2026.
The Company’s worldwide natural gas production decreased 120.7 MMcf/d to 788 MMcf/d in the first six months of 2026 compared to the prior-year period, primarily a result of increased volume curtailments at Alpine High in response to extreme Waha basis differentials , including periods of negative pricing. Natural gas production was also lower as a result of the sale of non-core assets in the U.S., and operational downtime in the North Sea.
NGL NGL revenues for the first six months of 2026 totaled $311 million, a $48 million decrease from the comparative 2025 period. An 8 percent lower average daily production decreased NGL revenues for the 2026 period by $28 million compared to the prior-year period, while a 6 percent decrease in average realized prices decreased revenues by $20 million. NGL revenues accounted for 8 percent of total oil and gas production revenues and 17 percent of worldwide production for the first six months of 2026.
The Company’s worldwide NGL production decreased 6.5 Mb/d to 73.2 Mb/d in the first six months of 2026 compared to the prior-year period, primarily a result of increased volume curtailments in response to negative basis differentials in the Permian Basin and the sale of non-core assets in the U.S. These decreases were partially offset by less ethane rejection in the U.S. compared to the same prior-year period.
Purchased Oil and Gas Sales
Purchased oil and gas sales represent volumes attributable to domestic oil and gas purchases that were sold by the Company primarily to fulfill oil and natural gas takeaway obligations and pipeline commitments, including deliveries under international LNG price-based contracts. Sales related to purchased volumes totaled $336 million and $460 million during the second quarters of 2026 and 2025, respectively, and $721 million and $1.1 billion during the first six months of 2026 and 2025, respectively. Associated purchase costs for the sales volumes resulted in net proceeds received totaling $122 million and $47 million for the second quarter and the first six months of 2026, respectively. Associated purchases costs for sales volumes for the second quarter and the first six months of 2025 were $304 million and $778 million, respectively. The higher margin between purchased volume sales and costs realized during the second quarter and the first six months of 2026 was primarily attributable to extreme Permian Basin natural gas prices, which included periods of negative pricing, compared with Houston Ship Channel pricing.

Operating Expenses
The Company’s operating expenses were as follows and include costs attributable to a noncontrolling interest in Egypt:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

	(In millions)
Lease operating expenses	$353	$367	$715	$774
Gathering, processing, and transmission	87	104	178	208
Purchased oil and gas costs (proceeds)	(122)	304	(47)	778
Taxes other than income	61	54	118	128
Exploration	58	43	84	73
General and administrative	68	66	183	164
Transaction, reorganization, and separation	12	11	19	48
Depreciation, depletion, and amortization:
Oil and gas property and equipment	497	523	1,043	1,159
Other assets	7	7	14	14
Asset retirement obligation accretion	43	39	85	78
Financing costs, net	58	66	115	9
Total Operating Expenses	$1,122	$1,584	$2,507	$3,433
Lease Operating Expenses (LOE)
LOE decreased $14 million and $59 million from the second quarter and the first six months of 2025, respectively. On a per-unit basis, LOE increased 10 percent and 2 percent in the second quarter and the first six months of 2026, respectively, when compared to the second quarter and the first six months of 2025. The decrease in overall absolute costs was primarily driven by the sale of non-core assets in the Permian Basin, timing of liftings in the North Sea, and continued cost reduction efforts across all operating areas.
Gathering, Processing, and Transmission (GPT)
GPT costs decreased $17 million and $30 million from the second quarter and the first six months of 2025, respectively, primarily driven by a decrease in production volumes in the U.S. compared to the same prior-year period.
Purchased Oil and Gas Costs (Proceeds)
Purchased oil and gas costs decreased $426 million and $825 million from the second quarter and the first six months of 2025, respectively, primarily driven by gas volumes purchased at significantly lower prices in the Permian Basin, including periods of realized negative prices, and decreased oil and gas volume purchases following the expiration of certain third-party contracts in 2025. Periods of negative gas pricing during 2026 in the Permian Basin resulted in the Company receiving net proceeds totaling $122 million and $47 million during the second quarter and the first six months of 2026, respectively.
Taxes Other Than Income
Taxes other than income increased $7 million and decreased $10 million from the second quarter and the first six months of 2025, respectively. The increase in taxes for the second quarter of 2026 was driven by higher severance taxes associated with higher oil and NGL prices in the U.S., partially offset by lower ad valorem taxes. The decrease in taxes for the first six months of 2026 was primarily due to lower ad valorem taxes, partially offset by higher severance taxes driven by higher oil prices in the U.S.

Exploration Expenses
The Company’s exploration expenses were as follows:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

	(In millions)
Unproved leasehold impairments	$1	$—	$2	$—
Dry hole expense	43	32	54	43
Geological and geophysical expense	2	—	4	4
Exploration overhead and other	12	11	24	26
Total Exploration	$58	$43	$84	$73
Exploration expenses increased $15 million and $11 million from the second quarter and the first six months of 2025, respectively, primarily the result of higher dry hole expense in Egypt compared to the same prior-year periods.
General and Administrative (G&A) Expenses
G&A expenses increased $2 million and $19 million from the second quarter and the first six months of 2025, respectively, primarily driven by higher cash-based stock compensation expense resulting from changes in the Company’s stock price during the periods, partially offset by impacts from cost-reduction efforts on personnel and other overhead expenses.
Transaction, Reorganization, and Separation (TRS) Costs
TRS costs increased $1 million and decreased $29 million from the second quarter and the first six months of 2025, respectively. TRS costs in the second quarter of 2026 were primarily related to transaction costs incurred during the quarter. The decrease in TRS costs in the first six months of 2026 was driven by employee separations and other cost-saving initiatives that occurred during the first six months of 2025.
Depreciation, Depletion, and Amortization (DD&A)
Total DD&A expenses decreased $26 million and $116 million from the second quarter and the first six months of 2025, respectively. The Company’s DD&A rate on its oil and gas properties increased $1.11 and decreased $0.05 per boe from the second quarter and the first six months of 2025, respectively. The decrease in DD&A expense on an absolute basis for the second quarter of 2026 was primarily driven by lower production volumes. This decrease was partially offset by higher DD&A rates resulting from negative gas price-related reserve revisions in the U.S. Permian Basin. For the first six months of 2026, the decrease in DD&A absolute expenses and on a per boe basis was primarily due to lower DD&A rates driven by lower production volumes resulting from the sale of non-core assets in the Permian Basin.
Financing Costs, Net
The Company’s Financing costs were as follows:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

	(In millions)
Interest expense	$69	$86	$139	$177
Amortization of debt issuance costs	1	2	2	4
Capitalized interest	(16)	(16)	(30)	(20)
Gain on extinguishment of debt	4	(3)	4	(145)
Interest income	—	(3)	—	(7)
Total Financing costs, net	$58	$66	$115	$9
Net financing costs decreased $8 million and increased $106 million from the second quarter and the first six months of 2025, respectively. The decrease in net financing costs in the second quarter of 2026 was driven by lower interest expense, a result of lower outstanding debt balances compared to the same prior-year period. Higher net financing costs during the first six months of 2026 was the result of gains on extinguishment of debt from the Company’s cash tender purchases during the first six months of 2025, partially offset by a decrease in interest expense from the associated lower long-term debt balance.

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
The Company’s effective income tax rate for the six months ended June 30, 2026 differed from the U.S. federal statutory income tax rate of 21 percent due to taxes on foreign operations. The Company’s effective income tax rate for the six months ended June 30, 2025 differed from the U.S. federal statutory income tax rate of 21 percent due to taxes on foreign operations and a deferred tax expense related to the remeasurement of taxes in the U.K. as a result of the enactment of Finance Act 2025 on March 20, 2025.
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
The Company expects to invest approximately $2.1 billion in upstream capital investment in 2026. The Company is committed to maintaining a safe and efficient level of activity as part of its planned capital investment program. For the rest of 2026, the Company will continue to budget its capital program at levels to fund activity necessary to offset inherent declines in production and proved oil and natural gas reserves, subject to prevailing commodity prices. Future rig activity levels and drilling targets will be dependent on the success of the Company’s drilling program and its ability to add reserves economically.
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
Sources and Uses of Cash
The following table presents the sources and uses of the Company’s cash and cash equivalents for the periods presented:

	For the Six Months Ended June 30,
	2026	2025

	(In millions)
Sources of Cash and Cash Equivalents:
Net cash provided by operating activities	$2,260	$2,277
Fixed-rate debt borrowings	—	846
Proceeds from asset divestitures	—	571
Total Sources of Cash and Cash Equivalents	2,260	3,694
Uses of Cash and Cash Equivalents:
Additions to upstream oil and gas property	$1,111	$1,437
Leasehold and property acquisitions	6	20
Payments on commercial paper and revolving credit facilities, net	—	333
Payments on term loan facility	—	900
Payments on fixed-rate debt	754	954
Dividends paid to APA common stockholders	177	181
Distributions to noncontrolling interest	164	217
Treasury stock activity, net	100	150
Other, net	20	20
Total Uses of Cash and Cash Equivalents	2,332	4,212
Decrease in Cash and Cash Equivalents	$(72)	$(518)
Sources of Cash and Cash Equivalents
Net Cash Provided by Operating Activities Operating cash flows are the Company’s principal source of capital and liquidity and are impacted, both in the short term and the long term, by volatile commodity prices. The factors that determine operating cash flows are largely the same as those that affect net earnings, with the exception of non-cash expenses such as DD&A, exploratory dry hole expense, asset impairments, asset retirement obligation accretion, and deferred income tax expense.
Net cash provided by operating activities during the first six months of 2026 totaled $2.3 billion, $17 million lower than the first six months of 2025. 2026 benefited from higher oil and gas revenues from higher realized oil prices and higher margins on third-party purchased oil and gas sales. 2025 benefitted from the collection of outstanding Egypt receivables and timing of other working capital items.
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
Uses of Cash and Cash Equivalents
Additions to Oil & Gas Property During the first six months of 2026 and 2025, exploration and development cash expenditures were $1.1 billion and $1.4 billion, respectively. The decrease in capital investment compared to the prior-year period is largely driven by the Company’s efficiency gains on drilling and completion activities in the Permian Basin and Egypt. The Company operated an average of approximately 17 drilling rigs during the first six months of 2026, compared to an average of approximately 21 drilling rigs during the first six months of 2025.

Leasehold and Property Acquisitions During the first six months of 2026 and 2025, the Company completed other leasehold and property acquisitions, primarily in the Permian Basin, for total cash consideration of $6 million and $20 million, respectively.
Payments on Fixed-Rate Debt During the first six months of 2026, the Company repaid in cash $754 million of long-term debt, which comprised outstanding principal amounts and make-whole premiums, plus accrued and unpaid interest.
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
Dividends Paid to APA Common Stockholders During the first six months of 2026 and 2025, the Company paid $177 million and $181 million, respectively, for dividends on its common stock.
Distributions to Noncontrolling Interest Sinopec International Petroleum Exploration and Production Corporation (Sinopec) holds a one-third minority participation interest in the Company’s oil and gas operations in Egypt. During the first six months of 2026 and 2025, the Company paid $164 million and $217 million, respectively, in cash distributions to Sinopec.
Treasury Stock Activity, net In the first six months of 2026, the Company repurchased 2.8 million shares at an average price of $35.26 per share and an aggregate purchase price of approximately $100 million, and as of June 30, 2026, the Company had remaining authorization to repurchase 19.0 million shares. In the first six months of 2025, the Company repurchased 7.1 million shares at an average price of $21.21 per share and an aggregate purchase price of approximately $150 million.
Liquidity
The following table presents a summary of the Company’s key financial indicators:

	June 30, 2026	December 31, 2025

	(In millions)
Cash and cash equivalents	$444	$516
Total debt – APA and Apache	3,743	4,493
Total equity	7,944	7,003
Available committed borrowing capacity under syndicated credit facilities	3,989	4,020
Cash and Cash Equivalents As of June 30, 2026, the Company had $444 million in cash and cash equivalents. The majority of the Company’s cash is invested in highly liquid, investment-grade instruments with maturities of three months or less at the time of purchase.
Debt As of June 30, 2026, the Company had $3.7 billion in total debt outstanding, which consisted of notes and debentures of APA and Apache and finance lease obligations. As of June 30, 2026, current debt included $2 million of finance lease obligations.
Indenture Debt Activity On June 29, 2026, APA fully redeemed its privately placed 4.250% Notes due 2030, and Apache fully redeemed its 4.250% Notes due 2030. Noteholders were paid an aggregate $118 million in cash, which comprised outstanding principal amounts, plus accrued and unpaid interest to the redemption date.
On April 15, 2026, APA and Apache repaid in cash on maturity the outstanding $132 million aggregate principal amount of their respective 7.95% Notes due 2026, plus accrued and unpaid interest to the maturity date.
On April 6, 2026, APA and Apache fully redeemed their respective 4.875% Notes due 2027 and 4.375% Notes due 2028. Noteholders were paid an aggregate $425 million in cash, which comprised outstanding principal amounts and make-whole premiums, plus accrued and unpaid interest to the redemption date.
On March 15, 2026, APA and Apache repaid in cash on maturity the outstanding $79 million aggregate principal amount of their respective 7.70% Notes due 2026, plus accrued and unpaid interest to the maturity date.

During the six months ended June 30, 2025, the Company purchased in the open market and had canceled indebtedness issued under indentures of APA and Apache in an aggregate principal amount of $108 million for an aggregate purchase price of $100 million in cash, including accrued interest and broker fees, reflecting a discount to par of an aggregate $10 million. The Company recognized a $10 million gain on these repurchases.
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
As of June 30, 2026, there were no borrowings or letters of credit outstanding under the USD Agreement or the GBP Agreement. As of December 31, 2025, there were no borrowings or letters of credit outstanding under the USD Agreement and no borrowings and an aggregate £1.0 million in letters of credit outstanding under the GBP Agreement.
Uncommitted Lines of Credit Each of the Company and Apache, from time to time, has and uses uncommitted credit and letter of credit facilities for working capital and credit support purposes. As of June 30, 2026 and December 31, 2025, there were no outstanding borrowings under these facilities. As of June 30, 2026, there were £567 million and $10 million in letters of credit outstanding under these facilities. As of December 31, 2025, there were £901 million and $10 million in letters of credit outstanding under these facilities.
Commercial Paper Program The Company has a commercial paper program under which it from time to time may issue in private placements exempt from registration under the Securities Act short-term unsecured promissory notes (CP Notes) up to a maximum aggregate face amount of $2.0 billion outstanding at any time. The maturities of CP Notes may vary but may not exceed 397 days from the date of issuance. Outstanding CP Notes are supported by available borrowing capacity under the Company’s committed revolving credit facilities for general corporate purposes, which as of June 30, 2026, included the $2.0 billion USD Agreement.
The CP Notes are sold under customary market terms in the U.S. commercial paper market at a discount from par or at par and bear interest at rates determined at the time of issuance.
As of each of June 30, 2026 and December 31, 2025, the Company had no CP Notes outstanding.
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
As of June 30, 2026, the Company has recorded an asset of $41 million, representing the remaining amount the Company expects to be reimbursed from security related to these decommissioning costs.
The Company has also recorded contingent liabilities in the amounts of $847 million and $881 million for the periods ended June 30, 2026 and December 31, 2025, respectively, representing the estimated costs of decommissioning it may be required to perform on the Legacy GOA Assets. There have been no other changes in estimates from December 31, 2025 that would have a material impact on the Company’s financial position, results of operations, or liquidity.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary objective of the following information is to provide forward-looking quantitative and qualitative information about the Company’s exposure to market risk. The term “market risk” relates to the risk of loss arising from adverse changes in oil, natural gas, and NGL prices, interest rates, or foreign currency and adverse governmental actions. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. The forward-looking information provides indicators of how the Company views and manages its ongoing market risk exposures.
Commodity Price Risk
The Company’s revenues, earnings, cash flow, capital investments and, ultimately, future rate of growth are highly dependent on the prices the Company receives for its crude oil, natural gas, and NGLs, which have historically been very volatile because of unpredictable events such as economic growth or retraction, weather, political climate, conflicts in the Middle East and elsewhere, and global supply and demand. The Company continually monitors its market risk exposure, as oil and gas supply and demand are impacted by uncertainties in the commodity and financial markets, actions taken by foreign oil and gas producing nations, including OPEC+, and other current events.
The Company’s average crude oil price realizations increased 50 percent from $65.58 per barrel to $98.24 per barrel during the second quarters of 2025 and 2026, respectively. The Company’s average natural gas price realizations decreased 74 percent from $2.28 per Mcf to $0.60 per Mcf during the second quarters of 2025 and 2026, respectively. The Company’s average NGL price realizations increased 24 percent from $20.49 per barrel to $25.41 per barrel during the second quarters of 2025 and 2026, respectively. Based on average daily production for the second quarter of 2026, a $1.00 per barrel change in the weighted average realized oil price would have increased or decreased revenues for the quarter by approximately $19 million, a $0.10 per Mcf change in the weighted average realized natural gas price would have increased or decreased revenues for the quarter by approximately $7 million, and a $1.00 per barrel change in the weighted average realized NGL price would have increased or decreased revenues for the quarter by approximately $7 million.

The Company periodically enters into derivative positions on a portion of its projected crude oil and natural gas production through a variety of financial and physical arrangements intended to manage fluctuations in cash flows resulting from changes in commodity prices. Such derivative positions may include the use of futures contracts, swaps, and/or options. The Company does not hold or issue derivative instruments for trading purposes. As of June 30, 2026, the Company had open natural gas derivatives not designated as cash flow hedges in a liability position with a fair value of $6 million. A 10 percent increase in natural gas prices would decrease the liability by approximately $4 million, while a 10 percent decrease in prices would increase the liability by approximately $3 million. These fair value changes assume volatility based on prevailing market parameters at June 30, 2026. Refer to Note 4—Derivative Instruments and Hedging Activities in the Notes to Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for notional volumes and terms with the Company’s derivative contracts.
Interest Rate Risk
As of June 30, 2026, the Company had $3.7 billion, net, in outstanding notes and debentures, all of which was fixed-rate debt, with a weighted average interest rate of 5.71 percent. Although near-term changes in interest rates may affect the fair value of fixed-rate debt, such changes do not expose the Company to the risk of earnings or cash flow loss associated with that debt.
The Company is also exposed to interest rate risk related to its interest-bearing cash and cash equivalents balances and amounts outstanding under its term loan facility, commercial paper program, and syndicated credit facilities. As of June 30, 2026, the Company had approximately $444 million in cash and cash equivalents, approximately 83 percent of which was invested in money market funds and short-term investments with major financial institutions. As of June 30, 2026, there were no borrowings outstanding under the Company’s term loan facility, commercial paper program, and syndicated revolving credit facilities. Changes in the interest rate applicable to short-term investments, term loan facility, commercial paper program, and credit facility borrowings are expected to have an immaterial impact on earnings and cash flows but could impact interest costs associated with future debt issuances or any future borrowings.
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
Foreign currency gains and losses also arise when monetary assets and monetary liabilities denominated in foreign currencies are translated at the end of each month. Foreign currency gains and losses are included as either a component of “Other” under “Revenues and Other” or, as is the case when the Company re-measures its foreign tax liabilities, as a component of the Company’s provision for income tax expense on the statement of consolidated operations. Foreign currency net gain or loss would not be material from a 10 percent weakening or strengthening, respectively, in the British pound as of June 30, 2026.
The Company is subject to increased foreign currency risk associated with the effects of decommissioning obligations in the North Sea. The Company has periodically entered into foreign exchange contracts in order to minimize the impact of fluctuating exchange rates for the British pound on the Company’s operating expenses. As of June 30, 2026, the Company had outstanding foreign exchange contracts with a total notional amount of £72 million that are used to reduce its exposure to fluctuating foreign exchange rates for the British Pound. A 10 percent strengthening of the British pound against the U.S. dollar would result in a foreign currency net gain of $4 million, while a 10 percent weakening of the British pound against the U.S. dollar would result in a loss of $9 million.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Company’s Chief Executive Officer, in his capacity as principal executive officer, and Ben C. Rodgers, the Company’s Executive Vice President and Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2026, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that the information the Company is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
The Company periodically reviews the design and effectiveness of its disclosure controls, including compliance with various laws and regulations that apply to its operations, both inside and outside the United States. The Company makes modifications to improve the design and effectiveness of its disclosure controls, and may take other corrective action, if the Company’s reviews identify deficiencies or weaknesses in its controls.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors disclosed in Part I, Item 1A—Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as supplemented by Part II, Item 1A—Risk Factors of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information on shares of common stock repurchased by the Company during the quarter ended June 30, 2026:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 to April 30, 2026	—	$—	—	21,866,138
May 1 to May 31, 2026	453,546	37.49	453,546	21,412,592
June 1 to June 30, 2026	2,383,266	34.84	2,383,266	19,029,326
Total	2,836,812	$35.26
(1) During the third quarter of 2022, the Company's Board of Directors authorized the purchase of 40 million shares of the Company's common stock. Shares may be purchased either in the open market or through privately negotiated transactions. The Company is not obligated to acquire any specific number of shares.
ITEM 5.    OTHER INFORMATION
During the quarter ended June 30, 2026, none of the Company’s officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.    EXHIBITS

Incorporated by Reference
EXHIBIT NO.	DESCRIPTION	Form	Exhibit	Filing Date	SEC File No.
3.1	Amended and Restated Certificate of Incorporation of Registrant, dated March 1, 2021.	8-K12B	3.1	3/1/2021	001-40144
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant, dated May 24, 2023, as filed with the Secretary of State of the State of Delaware on May 24, 2023.	8-K	3.1	5/25/2023	001-40144
3.3	Amended and Restated Bylaws of Registrant, dated February 2, 2023.	8-K	3.1	2/8/2023	001-40144
†10.1	Third Amendment to the 2016 Omnibus Compensation Plan, approved by shareholders May 21, 2026.	8-K	10.1	5/26/2026	001-40144
*31.1	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Executive Officer.
*31.2	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Financial Officer.
**32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer and Principal Financial Officer.
*101
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Statement of Consolidated Operations, (ii) Statement of Consolidated Comprehensive Income, (iii) Statement of Consolidated Cash Flows, (iv) Consolidated Balance Sheet, (v) Statement of Consolidated Changes in Equity and Noncontrolling Interests and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

*101.SCH	Inline XBRL Taxonomy Schema Document.
*101.CAL	Inline XBRL Calculation Linkbase Document.
*101.DEF	Inline XBRL Definition Linkbase Document.
*101.LAB	Inline XBRL Label Linkbase Document.
*101.PRE	Inline XBRL Presentation Linkbase Document.
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*    Filed herewith
**    Furnished herewith
†    Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APA CORPORATION

Dated:	August 6, 2026	/s/ BEN C. RODGERS
Ben C. Rodgers
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	August 6, 2026	/s/ ROBERT P. RAYPHOLE
Robert P. Rayphole
Vice President, Chief Accounting Officer, and Controller
(Principal Accounting Officer)