Form 10-Q
period 2026-09-30
APA Corp
filed 2026-11-05
CIK 1841666

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of registrant’s common stock outstanding as of October 31, 2026	335,756,005

FORWARD-LOOKING STATEMENTS AND RISKS
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the Company’s future financial position, operations, business strategy, budgets, projected revenues, projected costs, anticipated savings (including estimated run-rate or annualized savings), debt repayments (including debt reduction targets and associated timelines), pending acquisitions, exploration and development programs (including planned activities in Alaska, Uruguay, and Suriname), and capital returns framework, are forward-looking statements. Such forward-looking statements are based on the Company’s examination of historical operating trends, the information that was used to prepare its estimate of proved reserves as of December 31, 2025, and other data in the Company’s possession or available from third parties. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “goals,” “guidance,” “intends,” “may,” “might,” “outlook,” “plans,” “possible,” “potential,” “predict,” “projects,” “prospects,” “seek,” “should,” “target,” “upside,” “would,” “will,” or similar terminology or the negative of these terms, but the absence of these words does not mean that a statement is not forward looking. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable under the circumstances, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, its assumptions about:
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
•other risks and uncertainties disclosed in the Company’s third-quarter 2026 earnings release;
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

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

	(In millions, except per share data)
REVENUES AND OTHER:
Oil, natural gas, and natural gas liquids production revenues	$2,360	$1,804	$6,339	$5,561
Purchased oil and gas sales	409	311	1,130	1,368
Total revenues	2,769	2,115	7,469	6,929
Derivative instrument gains (losses), net	30	(97)	(75)	13
Gain on divestitures, net	7	5	5	285
Other, net	6	(5)	27	15
	2,812	2,018	7,426	7,242
OPERATING EXPENSES:
Lease operating expenses	418	376	1,133	1,150
Gathering, processing, and transmission	104	110	282	318
Purchased oil and gas costs	226	184	179	962
Taxes other than income	66	51	184	179
Exploration	51	22	135	95
General and administrative	112	95	295	259
Transaction, reorganization, and separation	1	18	20	66
Depreciation, depletion, and amortization	556	565	1,613	1,738
Asset retirement obligation accretion	43	40	128	118
Financing costs, net	35	46	150	55
	1,612	1,507	4,119	4,940
NET INCOME BEFORE INCOME TAXES	1,200	511	3,307	2,302
Current income tax provision	338	100	874	638
Deferred income tax provision	68	133	269	303
NET INCOME INCLUDING NONCONTROLLING INTERESTS	794	278	2,164	1,361
Net income attributable to noncontrolling interest	96	73	273	206
NET INCOME ATTRIBUTABLE TO COMMON STOCK	$698	$205	$1,891	$1,155

NET INCOME PER COMMON SHARE:
Basic	$2.01	$0.57	$5.38	$3.20
Diluted	$2.00	$0.57	$5.36	$3.20
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	348	357	352	361
Diluted	350	358	353	361
The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
(Unaudited)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

	(In millions)
NET INCOME INCLUDING NONCONTROLLING INTERESTS	$794	$278	$2,164	$1,361
OTHER COMPREHENSIVE LOSS, NET OF TAX:
Pension and postretirement benefit plan	—	—	(1)	(1)
COMPREHENSIVE INCOME INCLUDING NONCONTROLLING INTERESTS	794	278	2,163	1,360
Comprehensive income attributable to noncontrolling interest	96	73	273	206
COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCK	$698	$205	$1,890	$1,154

The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025

	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interests	$2,164	$1,361
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized derivative instrument (gains) losses, net	(92)	40
Gain on divestitures, net	(5)	(285)
Exploratory dry hole expense and unproved leasehold impairments	79	47
Depreciation, depletion, and amortization	1,613	1,738
Asset retirement obligation accretion	128	118
Provision for deferred income taxes	269	303
Loss (gain) on extinguishment of debt	1	(147)
Other, net	(4)	46
Changes in operating assets and liabilities:
Receivables	(503)	872
Inventories	(7)	10
Drilling advances and other current assets	(33)	293
Deferred charges and other long-term assets	8	11
Accounts payable	37	(305)
Accrued expenses	133	(253)
Deferred credits and noncurrent liabilities	(152)	(112)
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,636	3,737
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to upstream oil and gas property	(1,755)	(2,156)
Leasehold and property acquisitions	(15)	(20)
Proceeds from asset divestitures	—	590
Other, net	(32)	5
NET CASH USED IN INVESTING ACTIVITIES	(1,802)	(1,581)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on commercial paper and revolving credit facilities, net	—	(333)
Payments on term loan facility	—	(900)
Fixed-rate debt borrowings	—	846
Payments on fixed-rate debt	(1,200)	(1,016)
Distributions to noncontrolling interest	(257)	(390)
Treasury stock activity, net	(550)	(215)
Dividends paid to APA common stockholders	(264)	(271)
Other, net	(4)	(27)
NET CASH USED IN FINANCING ACTIVITIES	(2,275)	(2,306)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(441)	(150)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	516	625
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$75	$475

SUPPLEMENTARY CASH FLOW DATA:
Interest paid, net of capitalized interest	$201	$253
Income taxes paid, net of refunds	791	762
The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30, 2026	December 31, 2025

	(In millions, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$75	$516
Receivables, net of allowance of $122 and $140	1,583	1,062
Other current assets (Note 5)	621	543
	2,279	2,121
PROPERTY AND EQUIPMENT:
Oil and gas properties	47,254	45,507
Gathering, processing, and transmission facilities	445	445
Other	543	536
Less: Accumulated depreciation, depletion, and amortization	(35,352)	(33,740)
	12,890	12,748
OTHER ASSETS:
Deferred tax asset (Note 9)	2,059	2,328
Deferred charges and other	655	564
	$17,883	$17,761

LIABILITIES, NONCONTROLLING INTERESTS, AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$886	$871
Current debt	3	213
Other current liabilities (Note 6)	1,807	1,487
	2,696	2,571
LONG-TERM DEBT (Note 8)	3,292	4,280
DEFERRED CREDITS AND OTHER NONCURRENT LIABILITIES:
Asset retirement obligation (Note 7)	2,711	2,699
Decommissioning contingency for sold Gulf of America properties (Note 10)	592	782
Other	480	426
	3,783	3,907
EQUITY:
Common stock, $0.625 par, 860,000,000 shares authorized, 492,615,819 and 492,038,127 shares issued, respectively	308	308
Paid-in capital	12,748	12,816
Retained earnings (accumulated deficit)	996	(721)
Treasury stock, at cost, 152,430,840 and 139,073,481 shares, respectively	(6,875)	(6,320)
Accumulated other comprehensive income	9	10
APA SHAREHOLDERS’ EQUITY	7,186	6,093
Noncontrolling interest	926	910
TOTAL EQUITY	8,112	7,003
	$17,883	$17,761

The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY AND NONCONTROLLING INTERESTS
(Unaudited)

	Common Stock	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income	APA SHAREHOLDERS’ EQUITY	Noncontrolling Interest	TOTAL EQUITY

	(In millions)
For the Quarter Ended September 30, 2025
Balance at June 30, 2025	$308	$12,980	$(1,205)	$(6,189)	$11	$5,905	$998	$6,903
Net income attributable to common stock	—	—	205	—	—	205	—	205
Net income attributable to noncontrolling interest	—	—	—	—	—	—	73	73
Distributions to noncontrolling interest	—	—	—	—	—	—	(173)	(173)
Common dividends declared ($0.25 per share)	—	(89)	—	—	—	(89)	—	(89)
Treasury stock activity, net	—	—	—	(65)	—	(65)	—	(65)
Other	—	9	—	—	—	9	—	9
Balance at September 30, 2025	$308	$12,900	$(1,000)	$(6,254)	$11	$5,965	$898	$6,863

For the Quarter Ended September 30, 2026
Balance at June 30, 2026	$308	$12,741	$384	$(6,421)	$9	$7,021	$923	$7,944
Net income attributable to common stock	—	—	698	—	—	698	—	698
Net income attributable to noncontrolling interest	—	—	—	—	—	—	96	96
Distributions to noncontrolling interest	—	—	—		—	—	(93)	(93)
Common dividends declared ($0.25 per share)	—	—	(86)		—	(86)	—	(86)
Treasury stock activity, net	—	—	—	(454)	—	(454)	—	(454)
Other	—	7	—	—	—	7	—	7
Balance at September 30, 2026	$308	$12,748	$996	$(6,875)	$9	$7,186	$926	$8,112

The accompanying notes to consolidated financial statements are an integral part of this statement.

APA CORPORATION AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CHANGES IN EQUITY AND NONCONTROLLING INTERESTS - Continued
(Unaudited)

	Common Stock	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income	APA SHAREHOLDERS’ EQUITY	Noncontrolling Interest	TOTAL EQUITY

	(In millions)
For the Nine Months Ended September 30, 2025
Balance at December 31, 2024	$307	$13,153	$(2,155)	$(6,037)	$12	$5,280	$1,082	$6,362
Net income attributable to common stock	—	—	1,155	—	—	1,155	—	1,155
Net income attributable to noncontrolling interest	—	—	—	—	—	—	206	206
Distributions to noncontrolling interest	—	—	—	—	—	—	(390)	(390)
Common dividends declared ($0.75 per share)	—	(270)	—	—	—	(270)	—	(270)
Treasury stock activity, net	—	—	—	(217)	—	(217)	—	(217)
Other	1	17	—	—	(1)	17	—	17
Balance at September 30, 2025	$308	$12,900	$(1,000)	$(6,254)	$11	$5,965	$898	$6,863

For the Nine Months Ended September 30, 2026
Balance at December 31, 2025	$308	$12,816	$(721)	$(6,320)	$10	$6,093	$910	$7,003
Net income attributable to common stock	—	—	1,891	—	—	1,891	—	1,891
Net income attributable to noncontrolling interest	—	—	—	—	—	—	273	273
Distributions to noncontrolling interest	—	—	—	—	—	—	(257)	(257)
Common dividends declared ($0.75 per share)	—	(88)	(174)	—	—	(262)	—	(262)
Treasury stock activity, net	—	—	—	(555)	—	(555)	—	(555)
Other	—	20	—	—	(1)	19	—	19
Balance at September 30, 2026	$308	$12,748	$996	$(6,875)	$9	$7,186	$926	$8,112
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
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of September 30, 2026, the Company's significant accounting policies are consistent with those discussed in Note 1—Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The Company’s financial statements for prior periods may include reclassifications that were made to conform to the current-year presentation.
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
During each of the quarters ended September 30, 2026 and September 30, 2025, the Company recorded no asset impairments in connection with fair value assessments.
Revenue Recognition
Receivables from contracts with customers, including receivables for purchased oil and gas sales and net of allowance for credit losses, were $1.4 billion and $826 million as of September 30, 2026 and December 31, 2025, respectively. Payments under all contracts with customers are typically due and received within a short-term period of one year or less, after physical delivery of the product or service has been rendered. The Company monitors its receivable balance and exposure as part of its ongoing credit risk management process.
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
Inventories
Inventories consist principally of tubular goods and equipment and are stated at the lower of weighted-average cost or net realizable value. Oil produced but not sold, primarily in the North Sea, is also recorded to inventory and is stated at the lower of the cost to produce or net realizable value. No inventory impairments were recognized in either of the quarters ended September 30, 2026 and September 30, 2025.
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
When circumstances indicate that the carrying value of proved oil and gas properties may not be recoverable, the Company compares unamortized capitalized costs to the expected undiscounted pre-tax future cash flows for the associated assets grouped at the lowest level for which identifiable cash flows are independent of cash flows of other assets. If the expected undiscounted pre-tax future cash flows, based on the Company’s estimate of future crude oil and natural gas prices, operating costs, anticipated production from proved reserves and other relevant data, are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value. The Company recorded no proved oil and gas property impairments during either of the quarters ended September 30, 2026 and September 30, 2025.
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
Transaction, Reorganization, and Separation (TRS)
The Company recorded $1 million and $20 million of TRS costs during the third quarter and the first nine months of 2026, respectively, and $18 million and $66 million of TRS costs during the third quarter and the first nine months of 2025, respectively. TRS costs incurred in the first nine months of 2026 comprised primarily employee separations, organization restructuring, and other consulting and transaction costs. TRS costs incurred in the first nine months of 2025 comprised primarily employee separations and other cost-saving initiatives.
New Pronouncements Issued But Not Yet Adopted
There were no changes in recently issued or adopted accounting standards from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 that would have an expected material effect on the Company.
2.    ACQUISITIONS AND DIVESTITURES
2026 Activity
Leasehold and Property Acquisitions
During the third quarter and the first nine months of 2026, the Company completed leasehold acquisitions, primarily in the Permian Basin, for aggregate cash consideration of approximately $9 million and $15 million, respectively.
2025 Activity
Leasehold and Property Acquisitions
During the third quarter of 2025, the Government of Egypt awarded the Company an additional two million net exploration acres in the Western Desert. In addition to a signature bonus of $25 million, the Company committed to a drilling program on the acreage that the Company believed it would be able to meet in the normal course of operations.
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
3.    CAPITALIZED EXPLORATORY WELL COSTS
The Company’s capitalized exploratory well costs were $357 million and $338 million as of September 30, 2026 and December 31, 2025, respectively. The increase is primarily attributable to additional drilling activity, partially offset by successful transfer of well costs and wells charged to dry hole expense in Egypt. No suspended exploratory well costs previously capitalized for greater than one year at December 31, 2025 were charged to dry hole expense during the first nine months of 2026. During the first nine months of 2025, approximately $8 million of suspended well costs previously capitalized for greater than one year at December 31, 2024 were charged to dry hole expense.
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
Counterparty Risk
The use of derivative instruments exposes the Company to credit loss in the event of nonperformance by the counterparty. To reduce the concentration of exposure to any individual counterparty, the Company utilizes a diversified group of investment-grade rated counterparties, primarily financial institutions, for its derivative transactions. As of September 30, 2026, the Company had derivative positions with 11 counterparties. The Company monitors counterparty creditworthiness on an ongoing basis; however, it cannot predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, the Company may be limited in its ability to mitigate an increase in counterparty credit risk. Should one of these counterparties not perform, the Company may not realize the benefit of some of its derivative instruments resulting from lower commodity prices.
Derivative Instruments
Commodity Derivative Instruments
As of September 30, 2026, the Company had the following open natural gas financial basis swap contracts:

		Basis Swap Purchased		Basis Swap Sold
Production Period	Settlement Index	MMBtu (in 000’s)	Weighted Average Price Differential	MMBtu (in 000’s)	Weighted Average Price Differential
October—December 2026	NYMEX Henry Hub/IF Waha	22,540	$(1.96)	—	—
January—December 2027	NYMEX Henry Hub/IF Waha	25,550	$(1.52)	—	—

Subsequent to September 30, 2026, the Company entered into basis swap contracts purchasing NYMEX Henry Hub/Waha totaling 29,200,000 MMBtu with a weighted average price differential of $(1.64) for January to December 2027.

Foreign Currency Derivative Instruments
The Company has open foreign currency costless collar contracts in GBP/USD for £12 million for each month through the end of 2026, with a weighted average floor and ceiling price of $1.32 and $1.40 per GBP, respectively.
Fair Value Measurements
The following table presents the Company’s derivative assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Quoted Price in Active Markets (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Netting(1)	Carrying Amount

	(In millions)
September 30, 2026
Assets:
Commodity derivative instruments	$—	$18	$—	$18	$—	$18
Liabilities:
Commodity derivative instruments	$—	$3	$—	$3	$—	$3
December 31, 2025
Liabilities:
Commodity derivative instruments	—	77	—	77	—	77
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

	September 30, 2026	December 31, 2025

	(In millions)
Current Assets: Other current assets	$18	$—
Total derivative assets	$18	$—

Current Liabilities: Other current liabilities	$—	$77
Deferred Credit and Other Noncurrent Liabilities: Other	3	—
Total derivative liabilities	$3	$77

Derivative Activity Recorded in the Statement of Consolidated Operations
The following table summarizes the effect of derivative instruments on the Company’s statement of consolidated operations:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

	(In millions)
Realized:
Commodity derivative instruments	$8	$51	$(167)	$53
Realized gains (losses), net	8	51	(167)	53
Unrealized:
Commodity derivative instruments	21	(146)	92	(36)
Contingent consideration arrangements	—	(2)	—	(4)
Foreign currency derivative instruments	1	—	—	—
Unrealized gains (losses), net	22	(148)	92	(40)
Derivative instrument gains (losses), net	$30	$(97)	$(75)	$13
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
5.    OTHER CURRENT ASSETS
The following table provides detail of the Company’s other current assets:

	September 30, 2026	December 31, 2025

	(In millions)
Inventories	$344	$351
Drilling advances	107	93
Prepaid assets and other	170	99
Total Other current assets	$621	$543
6.    OTHER CURRENT LIABILITIES
The following table provides detail of the Company’s other current liabilities:

	September 30, 2026	December 31, 2025

	(In millions)
Accrued operating expenses	$157	$129
Accrued exploration and development	324	289
Accrued compensation and benefits	327	265
Accrued interest	35	88
Accrued income taxes	218	112
Current asset retirement obligation	237	181
Current operating lease liability	131	97
Current decommissioning contingency for sold Gulf of America properties	173	99
Other	205	227
Total Other current liabilities	$1,807	$1,487

7.    ASSET RETIREMENT OBLIGATION
The following table describes changes to the Company’s asset retirement obligation (ARO) liability:

(In millions)
Asset retirement obligation, December 31, 2025	$2,880
Liabilities incurred	12
Liabilities settled	(75)
Accretion expense	128
Revisions in estimated liabilities	3
Asset retirement obligation, September 30, 2026	2,948
Less current portion	(237)
Asset retirement obligation, long-term	$2,711
8.    DEBT AND FINANCING COSTS
The following table presents the carrying values of the Company’s debt:

	September 30, 2026	December 31, 2025

	(In millions)
APA notes and debentures before unamortized discount and debt issuance costs(1)	$2,756	$3,579
Apache notes and debentures before unamortized discount and debt issuance costs(2)	553	932
Apache finance lease obligations	26	28
Unamortized discount	(20)	(23)
Debt issuance costs	(20)	(23)
Total debt	3,295	4,493
Current maturities	(3)	(213)
Long-term debt	$3,292	$4,280
(1) The fair values of the APA notes and debentures were $2.5 billion and $3.4 billion as of September 30, 2026 and December 31, 2025, respectively.
(2) The fair values of the Apache notes and debentures were $492 million and $881 million as of September 30, 2026 and December 31, 2025, respectively. The Company uses a market approach to determine the fair values of its notes and debentures using estimates provided by an independent investment financial data services firm (a Level 2 fair value measurement).
As of September 30, 2026 and December 31, 2025, current debt included $3 million and $2 million, respectively, of finance lease obligations.
Financing Costs, Net
The following table presents the components of the Company’s financing costs, net:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

	(In millions)
Interest expense	$57	$72	$196	$249
Amortization of debt issuance costs	1	2	3	6
Capitalized interest	(16)	(12)	(46)	(32)
Loss (gain) on extinguishment of debt	(3)	(2)	1	(147)
Interest income	(4)	(14)	(4)	(21)
Financing costs, net	$35	$46	$150	$55
Indenture Debt Activity
During the quarter and nine months ended September 30, 2026, the Company purchased in the open market and had canceled indebtedness issued under indentures of APA and Apache in an aggregate principal amount of $94 million for an aggregate purchase price of $91 million in cash, including accrued interest and broker fees, reflecting a net discount to par of an aggregate $5 million. The Company recognized a $5 million gain on these repurchases.

On September 14, 2026, APA fully redeemed its registered 4.250% Notes due 2030. Noteholders were paid an aggregate $357 million in cash for the outstanding principal amount, plus accrued and unpaid interest to the redemption date.
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
During the nine months ended September 30, 2025, the Company purchased in the open market and had canceled indebtedness issued under indentures of APA and Apache in an aggregate principal amount of $122 million for an aggregate purchase price of $112 million in cash, including accrued interest and broker fees, reflecting a discount to par of an aggregate $13 million. The Company recognized a $12 million gain on these repurchases.
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
As of September 30, 2026, there were no borrowings or letters of credit outstanding under the USD Agreement or the GBP Agreement. As of December 31, 2025, there were no borrowings or letters of credit outstanding under the USD Agreement and no borrowings and an aggregate £1.0 million in letters of credit outstanding under the GBP Agreement.
Uncommitted Lines of Credit
Each of the Company and Apache, from time to time, has and uses uncommitted credit and letter of credit facilities for working capital and credit support purposes. As of September 30, 2026 and December 31, 2025, there were no outstanding borrowings under these facilities. As of September 30, 2026, there were £567 million and $10 million in letters of credit outstanding under these facilities. As of December 31, 2025, there were £901 million and $10 million in letters of credit outstanding under these facilities.

Commercial Paper Program
The Company has a commercial paper program under which it from time to time may issue in private placements exempt from registration under the Securities Act short-term unsecured promissory notes (CP Notes) up to a maximum aggregate face amount of $2.0 billion outstanding at any time. The maturities of CP Notes may vary but may not exceed 397 days from the date of issuance. Outstanding CP Notes are supported by available borrowing capacity under the Company’s committed revolving credit facilities for general corporate purposes, which as of September 30, 2026, included the $2.0 billion USD Agreement.
The CP Notes are sold under customary market terms in the U.S. commercial paper market at a discount from par or at par and bear interest at rates determined at the time of issuance.
As of each of September 30, 2026 and December 31, 2025, the Company had no CP Notes outstanding.
Subsequent Event — Indenture Debt Activity
During the period October 1, 2026 through October 31, 2026, the Company purchased in the open market and had canceled indebtedness issued under indentures of APA and Apache in an aggregate principal amount of $63 million for an aggregate purchase price of $58 million in cash, including accrued interest and broker fees, reflecting a net discount to par of an aggregate $6 million.
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
The Company’s effective income tax rate for the nine months ended September 30, 2026 differed from the U.S. federal statutory income tax rate of 21 percent due to taxes on foreign operations. The Company’s effective income tax rate for the nine months ended September 30, 2025 differed from the U.S. federal statutory income tax rate of 21 percent due to taxes on foreign operations and a deferred tax expense related to the remeasurement of taxes in the U.K. as a result of the enactment of Finance Act 2025 on March 20, 2025.
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

10.    COMMITMENTS AND CONTINGENCIES
Legal Matters
The Company is party to various legal actions arising in the ordinary course of business, including litigation and governmental and regulatory controls, which also may include controls related to the potential impacts of climate change. As of September 30, 2026, the Company has an accrued liability of approximately $21 million for all legal contingencies that are deemed to be probable of occurring and can be reasonably estimated. The Company’s estimates are based on information known about the matters and its experience in contesting, litigating, and settling similar matters. Although actual amounts could differ from management’s estimate, none of the actions are believed by management to involve future amounts that would be material to the Company’s financial position, results of operations, or liquidity after consideration of recorded accruals. With respect to material matters for which the Company believes an unfavorable outcome is reasonably possible, the Company has disclosed the nature of the matter and a range of potential exposure, unless an estimate cannot be made at this time. It is management’s opinion that the loss for any other litigation matters and claims that are reasonably possible to occur will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
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
Environmental Matters
As of September 30, 2026, the Company had an undiscounted reserve for environmental remediation of approximately $2 million.
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
The Company is not aware of any environmental claims existing as of September 30, 2026, that have not been provided for or would otherwise have a material impact on its financial position, results of operations, or liquidity. There can be no assurance, however, that current regulatory requirements will not change or past non-compliance with environmental laws will not be discovered on the Company’s properties.

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
As of September 30, 2026, the Company has recorded an asset of $40 million representing the remaining amount the Company expects to be reimbursed from security related to these decommissioning costs.
The Company has also recorded contingent liabilities in the amounts of $765 million and $881 million for the periods ended September 30, 2026 and December 31, 2025, respectively, representing the estimated costs of decommissioning it may be required to perform on the Legacy GOA Assets. Of the total liability recorded as of September 30, 2026, $592 million is reflected under “Decommissioning contingency for sold Gulf of America properties” and $173 million is reflected under “Other current liabilities” in the Company’s consolidated balance sheet. There have been no other changes in estimates from December 31, 2025 that would have a material impact on the Company’s financial position, results of operations, or liquidity.

11.    CAPITAL STOCK
Net Income per Common Share
The following table presents a reconciliation of the components of basic and diluted net income per common share in the consolidated financial statements:

	For the Quarter Ended September 30,
	2026			2025
	Income	Shares	Per Share	Income	Shares	Per Share

	(In millions, except per share amounts)
Basic:
Income attributable to common stock	$698	348	$2.01	$205	357	$0.57
Effect of Dilutive Securities:
Stock compensation awards	$—	2	$(0.01)	$—	1	$—
Diluted:
Income attributable to common stock	$698	350	$2.00	$205	358	$0.57

	For the Nine Months Ended September 30,
	2026			2025
	Income	Shares	Per Share	Income	Shares	Per Share

	(In millions, except per share amounts)
Basic:
Income attributable to common stock	$1,891	352	$5.38	$1,155	361	$3.20
Effect of Dilutive Securities:
Stock compensation awards	$—	1	$(0.02)	$—	—	$—
Diluted:
Income attributable to common stock	$1,891	353	$5.36	$1,155	361	$3.20
The diluted earnings per share calculation excludes 0.8 million and 3.2 million of options and restricted stock units that were anti-dilutive during the third quarters of 2026 and 2025, respectively, and 0.9 million and 3.5 million during the first nine months of 2026 and 2025, respectively.
Stock Repurchase Program
During the third quarter of 2026, the Company’s Board of Directors authorized the purchase of an additional 40 million shares of the Company’s common stock.
In the third quarter of 2026, the Company repurchased approximately 10.5 million shares at an average price of $42.78 per share. For the nine months ended September 30, 2026, the Company repurchased approximately 13.4 million shares at an average price of $41.19 per share, and as of September 30, 2026, the Company had remaining authorization to repurchase up to 48.5 million shares. In the third quarter of 2025, the Company repurchased approximately 3.1 million shares at an average price of $20.78 per share. For the nine months ended September 30, 2025, the Company repurchased approximately 10.2 million shares at an average price of $21.08 per share.
The Company repurchased approximately 4.5 million shares at an average price of $47.32 per share in October 2026, and as of October 31, 2026, the Company had remaining authorization to repurchase up to 44.0 million shares.
The Company is not obligated to acquire any additional shares. Shares may be purchased in the open market or through privately negotiated transactions, accelerated share repurchases, or by other means.
Common Stock Dividend
For the quarters ended September 30, 2026 and September 30, 2025, the Company paid $87 million and $90 million, respectively, in dividends on its common stock. For the nine months ended September 30, 2026 and September 30, 2025, the Company paid $264 million and $271 million, respectively, in dividends on its common stock.

12.    BUSINESS SEGMENT INFORMATION
As of September 30, 2026, the Company’s consolidated subsidiaries are engaged in exploration, development, and/or production across four operating segments: the U.S., Egypt, North Sea, and Suriname. The Company’s business explores for, develops, and produces crude oil, natural gas, and natural gas liquids. The Company also has exploration interests in Alaska, Uruguay, and other international locations that may, over time, result in reportable discoveries and development opportunities.
The Chief Operating Decision Maker (CODM) is a function (not necessarily an individual) that allocates the resources of the reporting entity and assesses the performance of its segments. Decisions to assess performance and allocate resources are made by the Company’s Chief Executive Officer (CEO), John J. Christmann IV. Therefore, management has concluded that the CEO of the Company is the CODM. The information regularly reviewed by the CODM to assess performance and allocate resources is primarily associated with operating income from each segment and the resulting free cash flow, amongst other metrics. The Company concluded that the most comparable measure under U.S. GAAP is operating income.
Financial information for each segment is presented below:

	U.S.	Egypt(1)(3)	North Sea	Other(2)	Total(3)

For the Quarter Ended September 30, 2026	(In millions)
Revenues:
Oil revenues	$1,032	$685	$217	$—	$1,934
Natural gas revenues	58	141	37	—	236
Natural gas liquids revenues	190	—	—	—	190
Oil, natural gas, and natural gas liquids production revenues	1,280	826	254	—	2,360
Purchased oil and gas sales	409	—	—	—	409
Realized gains on commodity derivative instruments	8	—	—	—	8
	1,697	826	254	—	2,777
Operating Expenses:
Lease operating expenses(4)	193	116	109	—	418
Gathering, processing, and transmission(4)	82	7	15	—	104
Purchased oil and gas costs	226	—	—	—	226
Taxes other than income(4)	66	—	—	—	66
Exploration(5)	13	34	—	4	51
Depreciation, depletion, and amortization(4)	357	148	51	—	556
Asset retirement obligation accretion	11	—	32	—	43
	948	305	207	4	1,464
Operating Income (Loss)	$749	$521	$47	$(4)	1,313

Other Income (Expense):
Unrealized gains on derivative instruments					22
Gain on divestitures, net					7
Other, net					6
General and administrative					(112)
Transaction, reorganization, and separation					(1)
Financing costs, net					(35)
Income Before Income Taxes					$1,200

	U.S.	Egypt(1)(3)	North Sea	Other(2)	Total(3)

For the Nine Months Ended September 30, 2026	(In millions)
Revenues:
Oil revenues	$2,947	$1,969	$488	$—	$5,404
Natural gas revenues	(63)	405	92	—	434
Natural gas liquids revenues	480	—	21	—	501
Oil, natural gas, and natural gas liquids production revenues	3,364	2,374	601	—	6,339
Purchased oil and gas sales	1,130	—	—	—	1,130
Realized losses on commodity derivative instruments	(167)	—	—	—	(167)
	4,327	2,374	601	—	7,302
Operating Expenses:
Lease operating expenses(4)	543	344	246	—	1,133
Gathering, processing, and transmission(4)	218	19	45	—	282
Purchased oil and gas costs	179	—	—	—	179
Taxes other than income(4)	184	—	—	—	184
Exploration(5)	22	103	1	9	135
Depreciation, depletion, and amortization(4)	1,039	432	142	—	1,613
Asset retirement obligation accretion	33	—	95	—	128
	2,218	898	529	9	3,654
Operating Income (Loss)	$2,109	$1,476	$72	$(9)	3,648

Other Income (Expense):
Unrealized gains on derivative instruments					92
Gain on divestitures, net					5
Other, net					27
General and administrative					(295)
Transaction, reorganization, and separation					(20)
Financing costs, net					(150)
Income Before Income Taxes					$3,307

Total Assets(6)	$12,221	$3,158	$1,349	$1,155	$17,883

	U.S.	Egypt(1)(3)	North Sea	Other(2)	Total(3)

For the Quarter Ended September 30, 2025	(In millions)
Revenues:
Oil revenues	$737	$565	$168	$—	$1,470
Natural gas revenues	34	130	28	—	192
Natural gas liquids revenues	134	—	8	—	142
Oil, natural gas, and natural gas liquids production revenues	905	695	204	—	1,804
Purchased oil and gas sales	311	—	—	—	311
Realized gains on commodity derivative instruments	51	—	—	—	51
	1,267	695	204	—	2,166
Operating Expenses:
Lease operating expenses(4)	166	120	90	—	376
Gathering, processing, and transmission(4)	89	6	15	—	110
Purchased oil and gas costs	184	—	—	—	184
Taxes other than income(4)	51	—	—	—	51
Exploration(5)	4	11	—	7	22
Depreciation, depletion, and amortization(4)	339	160	66	—	565
Asset retirement obligation accretion	10	—	30	—	40
	843	297	201	7	1,348
Operating Income (Loss)	$424	$398	$3	$(7)	818

Other Income (Expense):
Unrealized losses on derivative instruments					(148)
Gain on divestitures, net					5
Other, net					(5)
General and administrative					(95)
Transaction, reorganization, and separation					(18)
Financing costs, net					(46)
Income Before Income Taxes					$511

	U.S.	Egypt(1)(3)	North Sea	Other(2)	Total(3)

For the Nine Months Ended September 30, 2025	(In millions)
Revenues:
Oil revenues	$2,283	$1,668	$500	$—	$4,451
Natural gas revenues	186	330	93	—	609
Natural gas liquids revenues	474	—	27	—	501
Oil, natural gas, and natural gas liquids production revenues	2,943	1,998	620	—	5,561
Purchased oil and gas sales	1,368	—	—	—	1,368
Realized gains on commodity derivative instruments	53	—	—	—	53
	4,364	1,998	620	—	6,982
Operating Expenses:
Lease operating expenses(4)	562	330	258	—	1,150
Gathering, processing, and transmission(4)	259	18	41	—	318
Purchased oil and gas costs	962	—	—	—	962
Taxes other than income(4)	179	—	—	—	179
Exploration(5)	7	71	1	16	95
Depreciation, depletion, and amortization(4)	1,086	462	190	—	1,738
Asset retirement obligation accretion	31	—	87	—	118
	3,086	881	577	16	4,560
Operating Income (Loss)	$1,278	$1,117	$43	$(16)	2,422

Other Income (Expense):
Unrealized losses on derivative instruments					(40)
Gain on divestitures, net					285
Other, net					15
General and administrative					(259)
Transaction, reorganization, and separation					(66)
Financing costs, net					(55)
Income Before Income Taxes					$2,302

Total Assets(6)	$12,694	$3,021	$1,152	$832	$17,699
(1)Includes oil and gas production revenue paid as taxes by EGPC on behalf of the Company for the quarters and nine months ended September 30, 2026 and September 30, 2025 of:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

	(In millions)
Oil	$192	$146	$545	$422
Natural gas	40	34	113	84
(2)Includes Suriname exploration expenses as the operating segment has not met the quantitative thresholds to be separately reported.
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
Since the end of 2024, the Company has set increasing targets for cost reduction efforts to drive sustainable cost savings for the long-term. This includes reducing overhead costs, improving the capital cost structure for its drilling, completions, and facility investments, and driving efficiencies of day-to-day field operating practices. The Company anticipates reaching annualized savings of $500 million by the end of 2026 as a result of these efforts.
The Company remains committed to its capital return framework for equity holders to participate more directly and materially in cash returns. The Company believes returning at least 60 percent of free cash flow annually through dividends and share repurchases creates a good balance for providing near-term cash returns to shareholders while still recognizing the importance of continued balance sheet strengthening.
•The Company pays a quarterly dividend of $0.25 per share on its common stock.
•Beginning in the fourth quarter of 2021 and through the end of the third quarter of 2026, the Company has repurchased 111.5 million shares of the Company’s common stock. Subsequent to the quarter ended September 30, 2026 through October 31, 2026, the Company repurchased approximately 4.5 million shares, and as of October 31, 2026, the Company had remaining authorization to repurchase up to 44.0 million shares under the Company’s share repurchase programs.
•As of the date of this filing, the Company has reduced its outstanding total debt balance by $4.2 billion since year-end 2021.

Financial and Operational Highlights
In the third quarter of 2026, the Company reported net income attributable to common stock of $698 million, or $2.00 per diluted share, compared to net income of $205 million, or $0.57 per diluted share, in the third quarter of 2025. In the first nine months of 2026, the Company reported net income attributable to common stock of $1.9 billion, or $5.36 per diluted share, compared to net income of $1.2 billion, or $3.20 per diluted share, in the first nine months of 2025. The increase in net income in the third quarter and the first nine months of 2026, compared to the third quarter and first nine months of 2025, was primarily driven by higher oil revenues on stronger crude oil price realizations. Improved margins on third-party purchased oil and gas activity and lower operating expenses driven by cost savings initiatives also contributed to the increase in net income for the first nine months of 2026.
The Company generated $3.6 billion of cash from operating activities and incurred $1.9 billion of oil and gas exploration, development, and property acquisition costs during the first nine months of 2026. The Company paid $264 million in dividends to APA common stockholders and repurchased approximately $550 million of Company common stock during the first nine months of 2026. The Company also repaid $1.2 billion of debt principal during the first nine months of 2026.
Key operational highlights include:
United States
•Daily boe production from the Company’s U.S. assets, which increased 5 percent from the third quarter of 2025, accounted for 65 percent of the Company’s worldwide production during the third quarter of 2026. The Company averaged four drilling rigs in the Permian Basin, including three rigs in the Southern Midland Basin and one rig in the Delaware Basin in the third quarter of 2026. The Company brought online 46 operated wells during the quarter. The Company’s core Permian Basin development program continues to represent a key area for the U.S. assets.
•APA holds approximately 750,000 MMBtu/d of firm capacity on various pipelines in the Permian Basin. As of September 30, 2026, the Company had open basis swap contracts which purchased Waha and sold NYMEX Henry Hub on approximately one-third of its firm transport capacity for 2026, thereby locking in a portion of cash flows associated with its gas trading activities for the near term. Refer to Note 4—Derivative Instruments and Hedging Activities for further discussion of these basis swap agreements.
•The Company expects to close its acquisition of Savant Alaska, LLC during the fourth quarter of 2026, for approximately $70 million in upfront consideration, plus contingent payments tied to future development of the Company’s Alaska position. The to-be-acquired infrastructure is expected to support operations beginning with 2026-2027 exploration and appraisal activities, while enhancing future development flexibility. Upon closing, the transaction is expected to add approximately 104,000 gross acres and approximately 1,500 b/d of oil production.
International
•In Egypt, the Company averaged 12 drilling rigs and drilled nine new productive wells during the third quarter of 2026. The Company also averaged 18 workover rigs as it continues optimizing drilling and workover activity for capital efficiency. Third-quarter 2026 gross production from the Company’s Egypt assets decreased 2 percent and net production decreased 12 percent from the third quarter of 2025. Third-quarter 2026 net production was negatively impacted by higher price realizations and lower cost recovery volumes under the production sharing contract.
•In Egypt, the Company expects approximately one-half of its rig activities to continue to be gas-focused and anticipates continued strong performance for the remainder of the year, with realized gas prices increasing through the period.

Results of Operations
Oil, Natural Gas, and Natural Gas Liquids Production Revenues
Revenue
The Company’s production revenues and respective contribution to total revenues by country were as follows:

	For the Quarter Ended September 30,				For the Nine Months Ended September 30,
	2026		2025		2026		2025
	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution	$ Value	% Contribution

	($ in millions)
Oil Revenues:
United States	$1,032	53%	$737	50%	$2,947	55%	$2,283	51%
Egypt(1)	685	36%	565	39%	1,969	36%	1,668	38%
North Sea	217	11%	168	11%	488	9%	500	11%
Total(1)	$1,934	100%	$1,470	100%	$5,404	100%	$4,451	100%

Natural Gas Revenues:
United States	$58	25%	$34	18%	$(63)	(15)%	$186	31%
Egypt(1)	141	60%	130	68%	405	94%	330	54%
North Sea	37	15%	28	14%	92	21%	93	15%
Total(1)	$236	100%	$192	100%	$434	100%	$609	100%

NGL Revenues:
United States	$190	100%	$134	94%	$480	96%	$474	95%
North Sea	—	—%	8	6%	21	4%	27	5%
Total(1)	$190	100%	$142	100%	$501	100%	$501	100%

Oil and Gas Revenues:
United States	$1,280	54%	$905	50%	$3,364	53%	$2,943	53%
Egypt(1)	826	35%	695	39%	2,374	37%	1,998	36%
North Sea	254	11%	204	11%	601	10%	620	11%
Total(1)	$2,360	100%	$1,804	100%	$6,339	100%	$5,561	100%
(1)    Includes revenues attributable to a noncontrolling interest in Egypt.

Production
The Company’s production volumes by country were as follows:

	For the Quarter Ended September 30,			For the Nine Months Ended September 30,
	2026	Increase (Decrease)	2025	2026	Increase (Decrease)	2025
Oil Volume (b/d)
United States	128,371	6%	121,225	125,258	2%	123,343
Egypt(1)(2)	74,697	(17)%	89,493	77,147	(12)%	87,304
North Sea	17,815	(24)%	23,518	18,929	(23)%	24,672
Total	220,883	(6)%	234,236	221,334	(6)%	235,319

Natural Gas Volume (Mcf/d)
United States	521,465	—%	523,271	446,698	(17)%	538,906
Egypt(1)(2)	353,477	(6)%	374,236	353,954	2%	345,907
North Sea	22,898	(34)%	34,712	24,414	(23)%	31,842
Total	897,840	(4)%	932,219	825,066	(10)%	916,655

NGL Volume (b/d)
United States	78,986	9%	72,709	74,459	(3)%	76,565
North Sea	767	(49)%	1,501	921	(28)%	1,278
Total	79,753	7%	74,210	75,380	(3)%	77,843

BOE per day(3)
United States	294,268	5%	281,145	274,166	(5)%	289,726
Egypt(1)(2)	133,610	(12)%	151,866	136,139	(6)%	144,955
North Sea(4)	22,398	(27)%	30,804	23,919	(23)%	31,257
Total	450,276	(3)%	463,815	434,224	(7)%	465,938
(1)    Gross production volumes in Egypt were as follows:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Oil (b/d)	116,093	124,944	118,187	125,595
Natural Gas (Mcf/d)	541,812	508,346	532,876	481,700
(2)    Includes net production volumes per day attributable to a noncontrolling interest in Egypt of:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Oil (b/d)	24,905	29,860	25,723	29,127
Natural Gas (Mcf/d)	117,856	124,867	118,018	115,405
(3)    The table shows production on a boe basis in which natural gas is converted to an equivalent barrel of oil based on a 6:1 energy equivalent ratio. This ratio is not reflective of the price ratio between the two products.
(4)    Average sales volumes from the North Sea for the third quarters of 2026 and 2025 were 28,479 boe/d and 32,832 boe/d, respectively, and 23,878 boe/d and 32,503 boe/d for the first nine months of 2026 and 2025, respectively. Sales volumes may vary from production volumes as a result of the timing of liftings.

Pricing
The Company’s average selling prices by country were as follows:

	For the Quarter Ended September 30,			For the Nine Months Ended September 30,
	2026	Increase (Decrease)	2025	2026	Increase (Decrease)	2025
Average Oil Price – Per barrel
United States	$87.37	32%	$66.03	$86.17	27%	$67.78
Egypt	99.72	45%	68.63	93.50	34%	69.99
North Sea	92.91	33%	69.78	93.16	31%	70.99
Total	92.02	36%	67.43	89.33	30%	68.94

Average Natural Gas Price – Per Mcf
United States	$1.22	72%	$0.71	$(0.52)	(141)%	$1.27
Egypt	4.34	16%	3.75	4.19	20%	3.49
North Sea	21.19	92%	11.06	16.90	34%	12.59
Total	2.87	28%	2.25	1.94	(21)%	2.45

Average NGL Price – Per barrel
United States	$26.13	30%	$20.11	$23.65	4%	$22.69
North Sea	155.54	285%	40.42	56.15	26%	44.49
Total	26.17	27%	20.65	24.24	4%	23.30
Third-Quarter 2026 compared to Third-Quarter 2025
Crude Oil Crude oil revenues for the third quarter of 2026 totaled $1.9 billion, a $464 million increase from the comparative 2025 quarter. A 36 percent increase in average realized prices increased third-quarter 2026 oil revenues by $536 million compared to the third quarter of 2025, while 6 percent lower average daily sales volumes decreased revenues by $72 million. Crude oil accounted for 82 percent of total oil and gas production revenues and 49 percent of worldwide production in the third quarter of 2026. Crude oil prices realized during the third quarter of 2026 averaged $92.02 per barrel, compared to $67.43 per barrel in the comparative prior-year period.
The Company’s worldwide oil production decreased 13.4 Mb/d to 220.9 Mb/d during the third quarter of 2026 from the comparative prior-year period, primarily a result of natural production decline in the North Sea and net production in Egypt which was impacted by higher price realizations and lower cost recovery volumes under the merged concession agreement. These decreases were partially offset by increased drilling efficiency in the Permian Basin and the timing of sales liftings in the North Sea.
Natural Gas Natural gas revenues for the third quarter of 2026 totaled $236 million, a $44 million increase from the comparative 2025 quarter. A 28 percent increase in average realized prices increased third-quarter 2026 natural gas revenues by $52 million compared to the third quarter of 2025, while 4 percent lower average daily production decreased gas revenues by $8 million. Natural gas accounted for 10 percent of total oil and gas production revenues and 33 percent of worldwide production during the third quarter of 2026.
The Company’s worldwide natural gas production decreased 34.4 MMcf/d to 897.8 MMcf/d during the third quarter of 2026 from the comparative prior-year period, primarily a result of natural production decline in the North Sea. This decrease was partially offset by lower volume curtailments at Alpine High compared with the 2025 period, as production resumed from wells previously shut in due to uneconomic or negative pricing associated with extreme Waha basis differentials.
NGL NGL revenues for the third quarter of 2026 totaled $190 million, a $48 million increase from the comparative 2025 quarter. A 27 percent increase in average realized prices increased third-quarter 2026 NGL revenues by $38 million compared to the third quarter of 2025, while 7 percent higher average daily production increased revenues by $10 million. NGLs accounted for 8 percent of total oil and gas production revenues and 18 percent of worldwide production during the third quarter of 2026.

The Company’s worldwide NGL production increased 5.5 Mb/d to 79.8 Mb/d during the third quarter of 2026 from the comparative prior-year period, primarily a result of lower volume curtailments at Alpine High compared with the 2025 period, as production resumed from wells previously shut in due to extreme negative price basis differentials in the Permian Basin. The increase in NGL production was partially offset by natural production decline in the North Sea.
Year-to-Date 2026 compared to Year-to-Date 2025
Crude Oil Crude oil revenues for the first nine months of 2026 totaled $5.4 billion, a $953 million increase from the comparative 2025 period. A 30 percent increase in average realized prices for the 2026 period increased oil revenues by $1.3 billion compared to the prior-year period, while 6 percent lower average daily production decreased oil revenues by $363 million compared to the prior-year period. Crude oil revenues accounted for 85 percent of total oil and gas production revenues and 51 percent of worldwide production for the first nine months of 2026. Crude oil prices realized during the first nine months of 2026 averaged $89.33 per barrel, compared to $68.94 per barrel in the comparative prior-year period.
The Company’s worldwide oil production decreased 14.0 Mb/d to 221.3 Mb/d in the first nine months of 2026 compared to the same prior-year period, primarily a result of natural production decline in the North Sea and the sale of non-core assets in the U.S. Net production in Egypt was negatively impacted by higher price realizations and lower cost recovery volumes under the merged concession agreement. These decreases were partially offset by increased drilling efficiency in the Permian Basin.
Natural Gas Natural gas revenues for the first nine months of 2026 totaled $434 million, a $175 million decrease from the comparative 2025 period. A 21 percent decrease in average realized prices decreased natural gas revenues for the 2026 period by $127 million compared to the prior-year period, while 10 percent lower average daily production decreased revenues by $48 million compared to the prior-year period. Natural gas revenues accounted for 7 percent of total oil and gas production revenues and 32 percent of worldwide production for the first nine months of 2026.
The Company’s worldwide natural gas production decreased 91.6 MMcf/d to 825.1 MMcf/d in the first nine months of 2026 compared to the same prior-year period, primarily a result of increased volume curtailments at Alpine High in response to extreme Waha basis differentials, including periods of negative pricing. Natural gas production was also lower as a result of natural production decline in the North Sea and the sale of non-core assets in the U.S.
NGL NGL revenues for the first nine months of 2026 totaled $501 million, remaining flat from the comparative 2025 period. A 4 percent increase in average realized prices increased NGL revenues for the 2026 period by $20 million compared to the prior-year period, while 3 percent lower average daily production decreased revenues by $20 million. NGL revenues accounted for 8 percent of total oil and gas production revenues and 17 percent of worldwide production for the first nine months of 2026.
The Company’s worldwide NGL production decreased 2.5 Mb/d to 75.4 Mb/d in the first nine months of 2026 compared to the same prior-year period, primarily a result of increased volume curtailments in response to negative basis differentials in the Permian Basin. NGL production also decreased due to natural production decline in the North Sea and the sale of non-core assets in the U.S.
Purchased Oil and Gas Sales
Purchased oil and gas sales represent volumes attributable to domestic oil and gas purchases that were sold by the Company primarily to fulfill oil and natural gas takeaway obligations and pipeline commitments, including deliveries under international LNG price-based contracts. Sales related to purchased volumes totaled $409 million and $311 million during the third quarters of 2026 and 2025, respectively, and $1.1 billion and $1.4 billion during the first nine months of 2026 and 2025, respectively. Purchased oil and gas sales were partially offset by associated purchase costs of $226 million and $184 million for the third quarters of 2026 and 2025, respectively, and $179 million and $962 million during the first nine months of 2026 and 2025, respectively. Purchased oil and gas sales values were higher in the third quarter of 2026, primarily driven by higher natural gas prices. The higher margin between purchased volume sales and costs realized during the first nine months of 2026 was primarily attributable to extreme Permian Basin natural gas prices, which included periods of negative pricing, compared with Houston Ship Channel pricing.

Operating Expenses
The Company’s operating expenses were as follows and include costs attributable to a noncontrolling interest in Egypt:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

	(In millions)
Lease operating expenses	$418	$376	$1,133	$1,150
Gathering, processing, and transmission	104	110	282	318
Purchased oil and gas costs	226	184	179	962
Taxes other than income	66	51	184	179
Exploration	51	22	135	95
General and administrative	112	95	295	259
Transaction, reorganization, and separation	1	18	20	66
Depreciation, depletion, and amortization:
Oil and gas property and equipment	549	557	1,592	1,716
Gathering, processing, and transmission assets	—	2	1	5
Other assets	7	6	20	17
Asset retirement obligation accretion	43	40	128	118
Financing costs, net	35	46	150	55
Total Operating Expenses	$1,612	$1,507	$4,119	$4,940
Lease Operating Expenses (LOE)
LOE increased $42 million and decreased $17 million from the third quarter and the first nine months of 2025, respectively. On a per-unit basis, LOE increased 14 percent and 6 percent in the third quarter and the first nine months of 2026, respectively, when compared to the third quarter and the first nine months of 2025. The increase in overall absolute costs for the third quarter of 2026 was primarily driven by higher operating costs and workover activity compared to the same prior-year period, as well as the timing of liftings in the North Sea. The decrease in absolute costs for the first nine months of 2026 was primarily driven by the sale of non-core assets in the Permian Basin, and continued cost reduction efforts across all operating areas.
Gathering, Processing, and Transmission (GPT)
GPT costs decreased $6 million and $36 million from the third quarter and the first nine months of 2025, respectively. The decrease in GPT costs for the third quarter of 2026 reflects lower natural gas volumes and higher transportation costs included in the prior-year period. The decrease in GPT costs for the first nine months of 2026 was primarily driven by lower natural gas and NGL production volumes coupled with the sale of non-core assets in the Permian Basin.
Purchased Oil and Gas Costs
Purchased oil and gas costs increased $42 million and decreased $783 million from the third quarter and the first nine months of 2025, respectively. The increase in the third quarter of 2026 was primarily driven by higher natural gas prices compared to the same prior-year period. The decrease in the first nine months of 2026 was primarily driven by gas volumes purchased at significantly lower prices in the Permian Basin, including periods of realized negative prices, and decreased oil and gas volume purchases following the expiration of certain third-party contracts in 2025.
Taxes Other Than Income
Taxes other than income increased $15 million and $5 million from the third quarter and the first nine months of 2025, respectively. The increase in taxes for the third quarter of 2026 was driven by higher severance taxes associated with higher oil and gas prices in the U.S., partially offset by lower ad valorem taxes. The increase in taxes for the first nine months of 2026 was primarily due to higher severance taxes driven by higher oil and NGL prices in the U.S., partially offset by lower ad valorem taxes.

Exploration Expenses
The Company’s exploration expenses were as follows:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

	(In millions)
Unproved leasehold impairments	$1	$—	$3	$—
Dry hole expense	22	4	76	47
Geological and geophysical expense	3	3	7	7
Exploration overhead and other	25	15	49	41
Total Exploration	$51	$22	$135	$95
Exploration expenses increased $29 million and $40 million from the third quarter and the first nine months of 2025, respectively, primarily the result of higher dry hole expense in Egypt compared to the same prior-year periods.
General and Administrative (G&A) Expenses
G&A expenses increased $17 million and $36 million from the third quarter and the first nine months of 2025, respectively, driven by higher cash-based stock compensation expense resulting primarily from changes in the Company’s stock price during the periods, partially offset by impacts from cost-reduction efforts on personnel and other overhead expenses.
Transaction, Reorganization, and Separation (TRS) Costs
TRS costs decreased $17 million and $46 million from the third quarter and the first nine months of 2025, respectively, primarily driven by employee separations and other cost-saving initiatives that occurred during the third quarter and the first nine months of 2025.
Depreciation, Depletion, and Amortization (DD&A)
Total DD&A expenses decreased $9 million and $125 million from the third quarter and the first nine months of 2025, respectively. The Company’s DD&A rate on its oil and gas properties increased $0.06 and decreased $0.03 per boe from the third quarter and the first nine months of 2025, respectively. The decrease in DD&A expense on an absolute basis for the third quarter of 2026 was primarily driven by lower production volumes in the North Sea and Egypt. This decrease was partially offset by higher DD&A rates resulting from negative gas price-related reserve revisions in the U.S. Permian Basin. For the first nine months of 2026, the decrease in DD&A absolute expenses was primarily due to lower production volumes and the sale of non-core assets in the Permian Basin. The decrease on a per boe basis was primarily due to lower DD&A rates driven by lower production volumes in the North Sea.
Financing Costs, Net
The Company’s Financing costs were as follows:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

	(In millions)
Interest expense	$57	$72	$196	$249
Amortization of debt issuance costs	1	2	3	6
Capitalized interest	(16)	(12)	(46)	(32)
Loss (gain) on extinguishment of debt	(3)	(2)	1	(147)
Interest income	(4)	(14)	(4)	(21)
Total Financing costs, net	$35	$46	$150	$55
Net financing costs decreased $11 million and increased $95 million from the third quarter and the first nine months of 2025, respectively. The decrease in net financing costs in the third quarter of 2026 was driven by lower interest expense, a result of lower outstanding debt balances compared to the same prior-year period. Higher net financing costs during the first nine months of 2026 was the result of gains on extinguishment of debt from the Company’s cash tender purchases during the first nine months of 2025, partially offset by a decrease in interest expense from the associated lower long-term debt balance.

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
The Company’s effective income tax rate for the nine months ended September 30, 2026 differed from the U.S. federal statutory income tax rate of 21 percent due to taxes on foreign operations. The Company’s effective income tax rate for the nine months ended September 30, 2025 differed from the U.S. federal statutory income tax rate of 21 percent due to taxes on foreign operations and a deferred tax expense related to the remeasurement of taxes in the U.K. as a result of the enactment of Finance Act 2025 on March 20, 2025.
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
The Company anticipates approximately $2.1 billion in upstream capital investment for the full calendar year 2026. The Company is committed to maintaining a safe and efficient level of activity as part of its planned capital investment program. For the remainder of 2026, the Company will continue to budget its capital program at levels to fund activity necessary to offset inherent declines in production and proved oil and natural gas reserves, subject to prevailing commodity prices. Future rig activity levels and drilling targets will be dependent on the success of the Company’s drilling program and its ability to add reserves economically.

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
Sources and Uses of Cash
The following table presents the sources and uses of the Company’s cash and cash equivalents for the periods presented:

	For the Nine Months Ended September 30,
	2026	2025

	(In millions)
Sources of Cash and Cash Equivalents:
Net cash provided by operating activities	$3,636	$3,737
Fixed-rate debt borrowings	—	846
Proceeds from asset divestitures	—	590
Total Sources of Cash and Cash Equivalents	3,636	5,173
Uses of Cash and Cash Equivalents:
Additions to upstream oil and gas property	$1,755	$2,156
Leasehold and property acquisitions	15	20
Payments on commercial paper and revolving credit facilities, net	—	333
Payments on term loan facility	—	900
Payments on fixed-rate debt	1,200	1,016
Dividends paid to APA common stockholders	264	271
Distributions to noncontrolling interest	257	390
Treasury stock activity, net	550	215
Other, net	36	22
Total Uses of Cash and Cash Equivalents	4,077	5,323
Decrease in Cash and Cash Equivalents	$(441)	$(150)
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
Net cash provided by operating activities during the first nine months of 2026 totaled $3.6 billion, $101 million lower than the first nine months of 2025. The 2026 period benefited from higher oil and gas revenues from higher realized oil prices and higher margins on third-party purchased oil and gas sales, while 2025 benefited from the collection of outstanding Egypt receivables and timing of other working capital items.
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

Uses of Cash and Cash Equivalents
Additions to Oil & Gas Property During the first nine months of 2026 and 2025, exploration and development cash expenditures were $1.8 billion and $2.2 billion, respectively. The decrease in capital investment compared to the prior-year period is largely driven by the Company’s efficiency gains on drilling and completion activities in the Permian Basin and Egypt. The Company operated an average of approximately 17 drilling rigs during the first nine months of 2026, compared to an average of approximately 20 drilling rigs during the first nine months of 2025.
Leasehold and Property Acquisitions During the first nine months of 2026 and 2025, the Company completed other leasehold and property acquisitions, primarily in the Permian Basin, for total cash consideration of $15 million and $20 million, respectively.
Payments on Fixed-Rate Debt During the first nine months of 2026, the Company repaid in cash $1.2 billion of total debt, which comprised outstanding principal amounts and make-whole premiums.
During the first nine months of 2025, the Company settled its private exchange and cash tender offers for certain notes and debentures of Apache and made open market repurchases for an aggregate cash payment amount of $1.0 billion, reflecting principal amounts, discount to par, and associated fees.
The Company may, and expects that Apache will continue to, reduce debt outstanding under its indentures from time to time.
Dividends Paid to APA Common Stockholders During the first nine months of 2026 and 2025, the Company paid $264 million and $271 million, respectively, for dividends on its common stock.
Distributions to Noncontrolling Interest Sinopec International Petroleum Exploration and Production Corporation (Sinopec) holds a one-third minority participation interest in the Company’s oil and gas operations in Egypt. During the first nine months of 2026 and 2025, the Company paid $257 million and $390 million, respectively, in cash distributions to Sinopec.
Treasury Stock Activity, net In the first nine months of 2026, the Company repurchased approximately 13.4 million shares at an average price of $41.19 per share and an aggregate purchase price of approximately $550 million, and as of September 30, 2026, the Company had remaining authorization to repurchase 48.5 million shares. In the first nine months of 2025, the Company repurchased approximately 10.2 million shares at an average price of $21.08 per share and an aggregate purchase price of approximately $215 million.
Liquidity
The following table presents a summary of the Company’s key financial indicators:

	September 30, 2026	December 31, 2025

	(In millions)
Cash and cash equivalents	$75	$516
Total debt – APA and Apache	3,295	4,493
Total equity	8,112	7,003
Available committed borrowing capacity under syndicated credit facilities	3,990	4,020
Cash and Cash Equivalents As of September 30, 2026, the Company had $75 million in cash and cash equivalents. The majority of the Company’s cash is invested in highly liquid, investment-grade instruments with maturities of three months or less at the time of purchase.
Debt As of September 30, 2026, the Company had $3.3 billion in total debt outstanding, which consisted of notes and debentures of APA and Apache and finance lease obligations. As of September 30, 2026, current debt included $3 million of finance lease obligations.
Indenture Debt Activity During the quarter and nine months ended September 30, 2026, the Company purchased in the open market and had canceled indebtedness issued under indentures of APA and Apache in an aggregate principal amount of $94 million for an aggregate purchase price of $91 million in cash, including accrued interest and broker fees, reflecting a net discount to par of an aggregate $5 million. The Company recognized a $5 million gain on these repurchases.

On September 14, 2026, APA fully redeemed its registered 4.250% Notes due 2030. Noteholders were paid an aggregate $357 million in cash for the outstanding principal amount, plus accrued and unpaid interest to the redemption date.
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
During the nine months ended September 30, 2025, the Company purchased in the open market and had canceled indebtedness issued under indentures of APA and Apache in an aggregate principal amount of $122 million for an aggregate purchase price of $112 million in cash, including accrued interest and broker fees, reflecting a discount to par of an aggregate $13 million. The Company recognized a $12 million gain on these repurchases.
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
As of September 30, 2026, there were no borrowings or letters of credit outstanding under the USD Agreement or the GBP Agreement. As of December 31, 2025, there were no borrowings or letters of credit outstanding under the USD Agreement and no borrowings and an aggregate £1.0 million in letters of credit outstanding under the GBP Agreement.
Uncommitted Lines of Credit Each of the Company and Apache, from time to time, has and uses uncommitted credit and letter of credit facilities for working capital and credit support purposes. As of September 30, 2026 and December 31, 2025, there were no outstanding borrowings under these facilities. As of September 30, 2026, there were £567 million and $10 million in letters of credit outstanding under these facilities. As of December 31, 2025, there were £901 million and $10 million in letters of credit outstanding under these facilities.
Commercial Paper Program The Company has a commercial paper program under which it from time to time may issue in private placements exempt from registration under the Securities Act short-term unsecured promissory notes (CP Notes) up to a maximum aggregate face amount of $2.0 billion outstanding at any time. The maturities of CP Notes may vary but may not exceed 397 days from the date of issuance. Outstanding CP Notes are supported by available borrowing capacity under the Company’s committed revolving credit facilities for general corporate purposes, which as of September 30, 2026, included the $2.0 billion USD Agreement.
The CP Notes are sold under customary market terms in the U.S. commercial paper market at a discount from par or at par and bear interest at rates determined at the time of issuance.

As of each of September 30, 2026 and December 31, 2025, the Company had no CP Notes outstanding.
Subsequent Event — Indenture Debt Activity During the period October 1, 2026 through October 31, 2026, the Company purchased in the open market and had canceled indebtedness issued under indentures of APA and Apache in an aggregate principal amount of $63 million for an aggregate purchase price of $58 million in cash, including accrued interest and broker fees, reflecting a net discount to par of an aggregate $6 million.
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
As of September 30, 2026, the Company has recorded an asset of $40 million, representing the remaining amount the Company expects to be reimbursed from security related to these decommissioning costs.
The Company has also recorded contingent liabilities in the amounts of $765 million and $881 million for the periods ended September 30, 2026 and December 31, 2025, respectively, representing the estimated costs of decommissioning it may be required to perform on the Legacy GOA Assets. Of the total liability recorded as of September 30, 2026, $592 million is reflected under “Decommissioning contingency for sold Gulf of America properties” and $173 million is reflected under “Other current liabilities” in the Company’s consolidated balance sheet. There have been no other changes in estimates from December 31, 2025 that would have a material impact on the Company’s financial position, results of operations, or liquidity.

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
The Company’s average crude oil price realizations increased 36 percent from $67.43 per barrel to $92.02 per barrel during the third quarters of 2025 and 2026, respectively. The Company’s average natural gas price realizations increased 28 percent from $2.25 per Mcf to $2.87 per Mcf during the third quarters of 2025 and 2026, respectively. The Company’s average NGL price realizations increased 27 percent from $20.65 per barrel to $26.17 per barrel during the third quarters of 2025 and 2026, respectively. Based on average daily production for the third quarter of 2026, a $1.00 per barrel change in the weighted average realized oil price would have increased or decreased revenues for the quarter by approximately $20 million, a $0.10 per Mcf change in the weighted average realized natural gas price would have increased or decreased revenues for the quarter by approximately $8 million, and a $1.00 per barrel change in the weighted average realized NGL price would have increased or decreased revenues for the quarter by approximately $7 million.
The Company periodically enters into derivative positions on a portion of its projected crude oil and natural gas production through a variety of financial and physical arrangements intended to manage fluctuations in cash flows resulting from changes in commodity prices. Such derivative positions may include the use of futures contracts, swaps, and/or options. The Company does not hold or issue derivative instruments for trading purposes. As of September 30, 2026, the Company had open natural gas derivatives not designated as cash flow hedges in an asset position with a fair value of $15 million. A 10 percent increase in natural gas prices would increase the asset by approximately $9 million, while a 10 percent decrease in prices would decrease the asset by approximately $9 million. These fair value changes assume volatility based on prevailing market parameters at September 30, 2026. Refer to Note 4—Derivative Instruments and Hedging Activities in the Notes to Consolidated Financial Statements set forth in Part I, Item 1 of this Quarterly Report on Form 10-Q for notional volumes and terms of the Company’s derivative contracts.
Interest Rate Risk
As of September 30, 2026, the Company had $3.3 billion in outstanding notes and debentures, all of which was fixed-rate debt, with a weighted average interest rate of 5.85 percent. Although near-term changes in interest rates may affect the fair value of fixed-rate debt, such changes do not expose the Company to the risk of earnings or cash flow loss associated with that debt.
The Company is also exposed to interest rate risk related to its interest-bearing cash and cash equivalents balances and amounts outstanding under its commercial paper program and syndicated credit facilities. As of September 30, 2026, the Company had approximately $75 million in cash and cash equivalents, approximately 89 percent of which was invested in money market funds and short-term investments with major financial institutions. As of September 30, 2026, there were no borrowings outstanding under the Company’s commercial paper program and syndicated revolving credit facilities. Changes in the interest rate applicable to short-term investments, commercial paper program, and credit facility borrowings are expected to have an immaterial impact on earnings and cash flows but could impact interest costs associated with future debt issuances or any future borrowings.

Foreign Currency Exchange Rate Risk
The Company’s cash activities relating to certain international operations are based on the U.S. dollar equivalent of cash flows measured in foreign currencies. The Company’s North Sea production is sold under U.S. dollar contracts, while the majority of costs incurred are paid in British pounds. The Company’s Egypt production is sold under U.S. dollar contracts, and the majority of costs incurred are denominated in U.S. dollars. Transactions denominated in British pounds are converted to U.S. dollar equivalents based on the average exchange rates during the period. The Company monitors foreign currency exchange rates of countries in which it is conducting business and may, from time to time, implement measures to protect against foreign currency exchange rate risk.
Foreign currency gains and losses also arise when monetary assets and monetary liabilities denominated in foreign currencies are translated at the end of each month. Foreign currency gains and losses are included as either a component of “Other” under “Revenues and Other” or, as is the case when the Company re-measures its foreign tax liabilities, as a component of the Company’s provision for income tax expense on the statement of consolidated operations. Foreign currency net gain or loss would not be material from a 10 percent weakening or strengthening, respectively, in the British pound as of September 30, 2026.
The Company is subject to increased foreign currency risk associated with the effects of decommissioning obligations in the North Sea. The Company has periodically entered into foreign exchange contracts in order to minimize the impact of fluctuating exchange rates for the British pound on the Company’s operating expenses. As of September 30, 2026, the Company had outstanding foreign exchange contracts with a total notional amount of £36 million that are used to reduce its exposure to fluctuating foreign exchange rates for the British Pound. A 10 percent strengthening of the British pound against the U.S. dollar would result in a foreign currency net gain of $2 million, while a 10 percent weakening of the British pound against the U.S. dollar would result in a loss of $4 million.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
John J. Christmann IV, the Company’s Chief Executive Officer, in his capacity as principal executive officer, and Ben C. Rodgers, the Company’s Executive Vice President and Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2026, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that the information the Company is required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents information on shares of common stock repurchased by the Company during the quarter ended September 30, 2026:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 to July 31, 2026	337,121	$35.61	337,121	18,692,205
August 1 to August 31, 2026	3,488,593	41.00	3,488,593	15,203,612
September 1 to September 30, 2026	6,694,833	44.07	6,694,833	48,508,779
Total	10,520,547	$42.78	10,520,547
(1) During the third quarter of 2022, the Company’s Board of Directors authorized the purchase of 40 million shares of the Company’s common stock. During September 2026, the Company’s Board of Directors authorized the purchase of an additional 40 million shares of the Company’s common stock. Shares may be purchased in the open market or through privately negotiated transactions, accelerated share repurchases, or by other means. The Company is not obligated to acquire any specific number of shares.

ITEM 5.    OTHER INFORMATION
During the quarter ended September 30, 2026, none of the Company’s officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).
On November 3, 2026 (the “Freeze Date”), the APA Corporation Deferred Delivery Plan, as amended and restated effective May 12, 2016 (the “Plan”), was amended to freeze the Plan. The Plan is an unfunded nonqualified deferred compensation plan maintained for a select group of management and highly compensated employees, including the Company’s named executive officers. Effective as of the Freeze Date: (i) no new participants will be admitted to the Plan; (ii) no new deferral elections will be accepted for compensation attributable to services performed on or after January 1, 2027; and (iii) no new Company contributions will be credited to participants’ accounts.
The freeze does not reduce any vested benefits accrued under the Plan. All existing account balances, vesting schedules, distribution elections, and dividend-equivalent crediting remain in full force and effect in accordance with the terms of the Plan. The Plan is not being terminated, and distributions will continue to be made in accordance with participants’ existing elections.
The foregoing description of the amendment is qualified in its entirety by reference to the full text of the First Amendment to the APA Corporation Deferred Delivery Plan, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 6.    EXHIBITS

Incorporated by Reference
EXHIBIT NO.	DESCRIPTION	Form	Exhibit	Filing Date	SEC File No.
3.1	Amended and Restated Certificate of Incorporation of Registrant, dated March 1, 2021.	8-K12B	3.1	3/1/2021	001-40144
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant, dated May 24, 2023, as filed with the Secretary of State of the State of Delaware on May 24, 2023.	8-K	3.1	5/25/2023	001-40144
3.3	Amended and Restated Bylaws of Registrant, dated February 2, 2023.	8-K	3.1	2/8/2023	001-40144
*†10.1	Fourth Amendment to the 2016 Omnibus Compensation Plan, effective September 15, 2026.
*†10.2	First Amendment to the Deferred Delivery Plan, effective November 3, 2026.
*†10.3	Non-Employee Directors’ Compensation Plan, as amended and restated September 15, 2026.
*†10.4	Non-Employee Directors’ Restricted Stock Units Program Specifications, effective January 1, 2027.
*31.1	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Executive Officer.
*31.2	Certification (pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act) by Principal Financial Officer.
**32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer and Principal Financial Officer.
*101
The following financial statements from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Statement of Consolidated Operations, (ii) Statement of Consolidated Comprehensive Income, (iii) Statement of Consolidated Cash Flows, (iv) Consolidated Balance Sheet, (v) Statement of Consolidated Changes in Equity and Noncontrolling Interests and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

APA CORPORATION

Dated:	November 5, 2026	/s/ BEN C. RODGERS
Ben C. Rodgers
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated:	November 5, 2026	/s/ ROBERT P. RAYPHOLE
Robert P. Rayphole
Vice President, Chief Accounting Officer, and Controller
(Principal Accounting Officer)